Form 10-K
period 2020-12-31
Edoc Acquisition Corp.
filed 2021-05-25
CIK 1824884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39689

Edoc Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7612 Main Street Fishers Suite 200 Victor, NY	14564
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (585) 678-1198

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Class A Ordinary Shares, $.0001 par value	ADOC	The Nasdaq Stock Market LLC
Rights, exchangeable into one-tenth of one Class A Ordinary Share	ADOCR	The Nasdaq Stock Market LLC
Warrants, each exercisable for one-half of one Class A Ordinary Share, each whole Warrant exercisable for $11.50 per share	ADOCW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2020. The registrant’s units begin trading on the Nasdaq Stock Market on November 10, 2020 and ceased trading on the Nasdaq Stock Market on December 9, 2020, and the registrant’s shares of Class A ordinary shares, rights and warrants began trading on the Nasdaq Stock Market on December 10, 2020. The aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on December 31, 2020, as reported on the Nasdaq Stock Market was $92,928,000.

As of May 24, 2021 there were 9,554,000 Class A ordinary shares, par value $0.0001 per share, and 2,250,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the company;

●	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to our Class B ordinary shares initially issued to the initial shareholders (as defined below), and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“I-Bankers” are to I-Bankers Securities, Inc., the representative of the underwriters;

●	“I-Bankers units” are to the 65,000 units we sold privately to I-Bankers and/or its designees simultaneously with the closing of our initial public offering;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on November 12, 2020;

●	“initial shareholders” are to our sponsor (as defined below), and any of our officers or directors that hold founder shares;

●	“insider units” are to the 414,000 units we sold privately to our sponsor and/or its designees simultaneously with the closing of our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“ordinary shares” are to the Class A ordinary shares and Class B ordinary shares;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private shares,” “private rights” and “private warrants” are to the Class A ordinary shares, rights and warrants, respectively, included within the private units;

●	“private units” are to the insider units and the I-Bankers units, which private placement units are identical to the units sold in our initial public offering, subject to certain limited exceptions as described in the prospectus for our initial public offering;

●	“public rights” are to the rights sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);

●	“public shares” are to Class A ordinary shares which were sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and references to “public shareholders” are to the holders of our public shares, including our initial shareholders to the extent our initial shareholders purchased public shares, provided that their status as “public shareholders” shall exist only with respect to such public shares;

●	“public warrants” are to the redeemable warrants which were sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);

●	“Registration Statement” are to the Form S-1 filed with the SEC on September 15, 2020, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2020;

●	“representative’s warrants” are to the warrant to purchase up to 450,000 Class A ordinary shares issued to I-Bankers as part of compensation for services in connection with our initial public offering;

●	“rights” are to the rights which were sold as part of the units in our initial public offering as well as the concurrent private placement;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to American Physicians LLC, a Delaware limited liability company, the sole manager of which is Xiaoping Becky Zhang;

●	“trust account” are to the trust account in which an amount of $91,530,000 ($10.17 per unit) from the net proceeds of the sale of the units and private placement units in the initial public offering was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one Class A ordinary share, one right and one redeemable warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private warrants and warrants underlying units issued upon conversion of working capital loans to the extent they are no longer held by the initial purchasers of the private warrants or members of our management team (or their permitted transferees), in each case after our initial business combination; and

●	“we,” “us,” “Company” or “our Company” are to Edoc Acquisition Corp., a Cayman Islands business company with limited liability.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated on August 20, 2020 in the Cayman Islands for the purpose of effecting an initial business combination. Since our initial public offering (as described below), we have focused our search for an initial business combination on businesses that may provide significant opportunities for attractive investor returns. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region, although we expect to focus on a target in an industry where we believe our management team’s and founders’ expertise provides us with a competitive advantage, including the healthcare sector in the region of North America and Asia-Pacific.

Initial Public Offering

On November 12, 2020, we consummated our initial public offering of 9,000,000 units. Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, one right and one redeemable warrant of the Company, with each right entitling the holder thereof to receive one-tenth of one Class A ordinary share upon the consummation of an initial business combination, and with each warrant entitling the holder thereof to purchase one-half of one Class A ordinary share for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $90,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 479,000 units, 414,000 of which were sold to our sponsor and 65,000 of which were sold to I-Bankers, at a purchase price of $10.00 per private placement unit, generating gross proceeds of $4,790,000.

A total of $91,530,000 from the net proceeds from the initial public offering and the private placement units was placed in the trust account maintained by Continental, acting as trustee.

Our management team is led by Kevin Chen, our Chairman of the Board of Directors and Chief Executive Officer, and Christine Zhao, our Chief Financial Officer and Director, who collectively have expertise in nearly all facets of the healthcare sector and strong expertise in investment management. We must complete our initial business combination within 12 months from the closing of our initial public offering (or up to 18 months from the closing of our initial public offering if we extend the period of time to consummate a business combination). If our initial business combination is not consummated by November 12, 2021 (or May 12, 2022 if we extend the period of time to consummate a business combination), then our existence will terminate, and we will distribute all amounts in the trust account.

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We believe the health care sector has experienced a significant amount of change over the last several months. The COVID-19 pandemic continues to evolve and the ultimate impact on the healthcare sector remains uncertain and difficult to predict. Health system capacity may be subject to possible increased volatility due to the pandemic from time to time. However, we believe that these challenges may also lead to meaningful acquisition opportunities. In addition, we see long-term catalyst in accelerating the broader adoption of telemedicine.

We are employing a pro-active acquisition strategy focused on identifying potential business combination targets in the healthcare sector. Possible targets may include hospitals or hospital networks, specialty clinics chain, chronic disease health care service providers, telemedicine/digital health providers and/or associated technology/platform enablers, or artificial intelligence/big data enabled diagnostic providers. We believe strongly in our management team’s ability to add value from both an operating and a financing perspective which has been a key driver of past performance and we believe will continue to be central to its differentiated acquisition strategy.

Business Strategy

We seek to create compelling shareholder value by leveraging the track record, strong network, and complementary experience of our management team and sponsor affiliate, which includes experts in nearly all facets of the healthcare sector and strong expertise in investment management.

Our sponsor’s members, affiliates and contacts (“Affiliated Physicians”) comprise a significant network of physicians in the United States, Canada, and Europe with ties to the Asia-Pacific region. 38 of our sponsor’s members are physicians. Our sponsor’s relationship with the Society of Chinese American Physician Entrepreneurs (“SCAPE”) (approximately 445 physicians) and the World Association of Chinese Doctors (“WACD”) (over 20,000 physicians), represents a significant opportunity to source target business combinations and business relationships. Through our sponsor, SCAPE, and WACD, among other relationships, our member and affiliated physicians represent over 30 specialty fields of medicine, and represent practices located throughout the United States, Canada, Europe, Australia, New Zealand, the People’s Republic of China, Hong Kong, Macao, Taiwan, and elsewhere.

Our Affiliated Physicians are employed by, have practice privileges, or other affiliations or appointments with leading medical institutions including the Mayo Clinic, the Cleveland Clinic, New York Presbyterian, MD Anderson Cancer Center, Dana Farber Cancer Institute, Massachusetts General Hospital, Kaiser Permanente, UCLA Medical Center, UCSF Medical Center, Stanford University, and Duke University.

Our sponsor has entered into an agreement in accordance with the guidelines of Rule 10b5-1 under the Exchange Act, to place limit orders, through ED&F Man Capital Markets Inc., an independent broker-dealer registered under Section 15 of the Exchange Act which is not affiliated with us nor part of the underwriting or selling group, to purchase an aggregate of up to 3,750,000 of our rights in the open market at market prices, and not to exceed $0.20 per right during the period commencing on the later of (i) December 10, 2020, the date separate trading of the rights commenced or (ii) sixty calendar days after the end of the “restricted period” under Regulation M, continuing until the date that is the earlier of (a) November 9, 2021 and (b) the date that we announce that we have entered into a definitive agreement in connection with our initial business combination, or earlier in certain circumstances as described in the limit order agreement, which we refer to in the prospectus for the initial public offering as the buyback period. The limit orders will require such members of our sponsor to purchase any rights offered for sale (and not purchased by another investor) at or below a price of $0.20, until the earlier of (x) the expiration of the buyback period or (y) the date such purchases reach 3,750,000 rights in total. Our sponsor will not have any discretion or influence with respect to such purchases and will not be able to sell or transfer any rights purchased in the open market pursuant to such agreements until following the consummation of a business combination. It is intended that the broker’s purchase obligation will be subject to applicable law, including Regulation M under the Exchange Act, which may prohibit or limit purchases pursuant to the limit order agreement in certain circumstances. We believe that purchases of rights by our sponsor demonstrate confidence in our management’s ultimate ability to effect a business combination because the rights will expire worthless if we are unable to consummate a business combination. I-Bankers has also agreed to purchase up to 1,250,000 of our rights in the open market at market prices not to exceed $0.20 per right, on substantially similar terms as our sponsor.

Market Opportunity

Although we are not limited to a particular industry or geographic region for purposes of consummating an initial business combination, we are focusing on businesses within the healthcare space in Asia-Pacific and North America with an overall transaction value between $300 million and $1.0 billion.

We believe the healthcare sector is well poised for strong growth over the long-term given aging demographic trends. Population growth, combined with increased economic power and efforts to expand public health systems, will likely result in higher health care spending. As care deferrals are reduced when the pandemic subsides the sector represents short-term attractive target markets given the size, breadth and prospects for growth.

According to Deloitte Insights 2020 Global Healthcare Outlook —

●	Health care spending is expected to rise at a CAGR of 5% over 2019 – 23, up from 2.7% in 2014 – 18

●	Global health care spending as a share of GDP will likely remain at around 10.2% through 2023, equal to 2018’s ratio.

According to Global MD 2020 State of Telemedicine Report —

●	In the next three years, telemedicine services in the United States will increase by 265%, from US$29 billion in 2020 to US$106 billion in 2023 per year

●	The number of doctors providing telemedicine and virtual outpatient services doubled in the second half of 2020.

The COVID-19 pandemic has further accelerated digital adoption due to COVID-19 related quarantine and stay-at-home measures, need for social distancing; ~90% of health systems are expected to increase spend on clinician-to-clinician acute care telemedicine in next 12 to 18 months (EY-Parthenon study; June 2020); ~90% of hospitals expect greater usage of telehealth vs. pre-COVID-19 levels to persist (LEK study as of April 2020). The number of doctors providing telemedicine and virtual outpatient services doubled in the second half of 2020.

Strong Healthcare growth opportunities in Asia — There has been a significant gap in healthcare spending as a percentage of GDP and healthcare service quality, creating what we believe to be a large degree of room for spending increases and enhancements in service standards in Asia.

55% of the world’s population aged 65 and older is set to reside in the Asia Pacific region by 2021 (Euromonitor International). Asian countries will likely contribute around half of global growth in high income households (Deloitte insights 2020 Global Healthcare Outlook).

We have not narrowed our business combination target to any particular healthcare business; however, we are exploring the following potential markets:

●	Telemedicine/digital health providers and/or associated technology/platform enablers.

●	Artificial intelligence/big data enabled diagnostic providers or clinical data analytical platform provider

●	Private hospitals and specialty clinic chains, in particular those with higher patient economics such as on oncology, orthopedics, dental, plastic surgery, rehabilitation and chronic disease management. These specialty hospitals/clinic chains tend to have higher patient concentrate/occupancy, larger treatment ticket size and better margin.

Acquisition Criteria

We seek to identify companies that have compelling market presence, growth potential and a combination of the following characteristics. We use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire companies or assets that we believe have the following attributes:

●	Growth Potential: high growth history and future trajectory in revenue top line, above industry average

●	Competitive Position: Leading or growing market share compared to peer group

●	Management Team: Talented, highly motivated, experienced with strong execution track record.

●	Profitability or visible path to profitability: Strong business economics and good operating results leading to profitability

●	Solid technology in digital and/or AI/big data-assisted healthcare applications

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock, shares or other equity interests in the target business for our shares or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following November 12, 2025, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” have the meaning associated with it in the JOBS Act.

Financial Position

With funds available for an initial business combination initially in the amount of $91,530,000, we offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds from our initial public offering, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Accordingly, our flexibility in structuring a business combination may be subject to these constraints.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations other than the pursuit of our initial business combination, for an indefinite period of time. We intend to complete our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement units, our share capital debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of our ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other assets, companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination (which may include a specified future issuance), and we may complete our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Sources of Target Businesses

We receive proprietary transaction opportunities as a result of the business relationships, direct outreach, and deal sourcing activities from the network built up by our management team and by the members of our Board. Target business candidates are also brought to our attention from various unaffiliated sources, including investment banking firms, consultants, accounting firms, private equity groups, large business enterprises, and other market participants. These sources introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus of our initial public offering and know what types of businesses we are targeting. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate. In no event will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Notwithstanding the foregoing, Christine Zhao has agreed that if she becomes aware of a business combination opportunity that might be suitable to the Company’s business or investment strategy through her directorship in another blank check company, she will recuse herself from all discussions, deliberations, or decisions of the other blank check company with respect to such opportunity.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we are focusing our search for an initial business combination in a single industry. By completing our business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team or of our board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is presently unknown if any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. The determination as to whether any members of our board of directors will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, to the extent that we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that, so long as our securities are listed on Nasdaq, our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less certain advisory fees to I-Bankers and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. In any case, we will only consummate an initial business combination in which we become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or are otherwise not required to register as an investment company under the Investment Company Act. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management endeavors to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review is conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business or Businesses

So long as our securities are listed on Nasdaq, the target business or businesses or assets with which we effect our initial business combination must have a collective fair market value equal to at least 80% of the value of the trust account (less certain advisory fees to I-Bankers and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into such initial business combination. So long as our securities are listed on Nasdaq, if we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must equal at least 80% of the value of the trust account (less certain advisory fees to I-Bankers and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into such initial business combination. However, we will always acquire at least a controlling interest in a target business. The fair market value of a portion of a target business or assets will likely be calculated by multiplying the fair market value of the entire business by the percentage of the target we acquire. We may seek to consummate our initial business combination with an initial target business or businesses with a collective fair market value in excess of the balance in the trust account. In order to consummate such an initial business combination, we may issue a significant amount of debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities (although our amended and restated memorandum and articles of association provides that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial business combination activity). If we issue securities in order to consummate such an initial business combination, our shareholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our shareholders own a certain percentage of our company (or, depending on the structure of the initial business combination, an ultimate parent company that may be formed) after our business combination. Since we have no specific business combination under consideration, we have not entered into any such arrangement to issue our debt or equity securities and have no current intention of doing so.

We anticipate structuring our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses. We may, however, structure our initial business combination to acquire less than 100% of such interests or assets of the target business, but we will only consummate such business combination if we will become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an “investment company” under the Investment Company Act. Even though we will own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination.

The fair market value of a target business or businesses or assets will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value and, where appropriate, upon the advice of appraisers or other professional consultants. If our board of directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm or an independent accounting firm with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our shareholders.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);

●	Any of our directors, officers or substantial shareholder (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% of greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Ability to Extend Time to Complete Business Combination

We have until November 12, 2021, which is 12 months from the closing of our initial public offering, to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by November 12, 2021, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months, i.e. until May 12, 2022, to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental, in order to extend the time available for us to consummate our initial business combination, our initial shareholders or their affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account for each three-month extension $900,000 ($0.10 per share) on or prior to the date of the applicable deadline, up to an aggregate of $1,800,000, or approximately $0.20 per share. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

Redemption rights for public shareholders upon consummation of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2020, the amount in the trust account was approximately $10.17 per share (subject to increase of up to an additional approximately $0.20 per share in the event that our sponsor elects to extend the period of time to consummate a business combination). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by certain advisory fees we will pay to I-Bankers. Our initial shareholders have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our initial shareholders or any of our officers, directors or affiliates acquires public shares in or after our initial public offering, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer.

We intend to hold a shareholder vote in connection with our business combination. In such case, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon consummation of the initial business combination.

If we seek shareholder approval, we will consummate our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our initial shareholders have agreed to vote their founder shares, private shares and any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination. As a result, we would need only 3,233,001 of the 9,000,000 public shares, or approximately 35.92%, sold in our initial public offering, to be voted in favor of a transaction in order to have our initial business combination approved (assuming they do not purchase shares in the offering or the aftermarket). Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares, private shares and public shares in connection with the consummation of our initial business combination.

In no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 prior to or upon the consummation of our initial business combination. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If too many public shareholders exercise their redemption rights so that we cannot satisfy the net tangible asset requirement or any net worth or cash requirements, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Notwithstanding the foregoing, if we do not decide to hold a shareholder vote in conjunction with their initial business combination for business or other legal reasons (so long as shareholder approval is not required by the rules of Nasdaq), we will conduct redemptions pursuant to the tender offer rules of the SEC and our memorandum and articles of association. In such case, we will:

●	offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to consummating our initial business combination which will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and we will not be permitted to consummate our initial business combination until the expiration of the tender offer period.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act.

In connection with the successful consummation of our business combination, we may redeem pursuant to a tender offer up to that number of ordinary shares that would permit us to maintain net tangible assets of at least $5,000,001 prior to or upon the consummation of our initial business combination. However, the redemption threshold may be further limited by the terms and conditions of our proposed initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares that are validly tendered plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not consummate the business combination, we will not purchase any shares pursuant to the tender offer and all shares will be returned to the holders thereof following the expiration of the tender offer. Additionally, since we are required to maintain net tangible assets of at least $5,000,001 prior to or upon the consummation of our initial business combination (which may be substantially higher depending on the terms of our potential business combination), the chance that the holders of our ordinary shares electing to redeem in connection with a redemption conducted pursuant to the proxy rules will cause us to fall below such minimum requirement is increased.

When we conduct a tender offer to redeem our public shares upon consummation of our initial business combination, in order to comply with the tender offer rules, the offer will be made to all of our shareholders, not just our public shareholders. Our initial shareholders have agreed to waive their redemption rights with respect to their founder shares, private shares and public shares in connection with any such tender offer.

Limitation on Redemption Rights upon Consummation of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, individually or together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the Excess Shares. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to consummate our initial business combination, particularly in connection with our initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including all shares held by those shareholders that hold more than 15% of the shares sold in our initial public offering) for or against our initial business combination. We will resolve any disputes relating to whether a public shareholder is acting in concert or as a “group” either by requiring certifications under the penalty of perjury to such effect by public shareholders or via adjudication in court.

Permitted Purchases of Our Securities by Our Affiliates

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. Although very unlikely, our initial shareholders, officers, directors and their affiliates could purchase sufficient shares so that the initial business combination may be approved without the majority vote of public shares held by non-affiliates. It is intended that purchases will comply with Rule 10b-18 under the Exchange Act, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

The purpose of such purchases would be to (1) increase the likelihood of obtaining shareholder approval of the business combination or (2) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

As a consequence of any such purchases, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of a business combination.

Tendering Share Certificates in Connection With a Tender Offer or Redemption Rights

We will require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on our initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him to deliver his certificate to verify ownership. As a result, the shareholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the consummation of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery at or prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not consummated, we may continue to try to consummate our initial business combination with a different target until November 12, 2021 (or up to 18 months from the closing of our initial public offering (i.e. until May 12, 2022) if we extend the period of time to consummate a business combination).

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only until November 12, 2021 (or until May 12, 2022 if we extend the period of time to consummate a business combination) to consummate an initial business combination. If we have not consummated an initial business combination by November 12, 2021 (or by May 12, 2022 if we extend the period of time to consummate a business combination), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by November 12, 2021 (or by May 12, 2022 if we extend the period of time to consummate a business combination). Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our initial shareholders and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by November 12, 2021 (or by May 12, 2022 if we extend the period of time to consummate a business combination) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our initial shareholders, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 12, 2021 (or by May 12, 2022 if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our initial shareholders, any executive officer, director or director nominee, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,000,730 held outside the trust account as of December 31, 2020, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.17 (whether or not the underwriters’ overallotment is exercised in full). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.17, plus interest (net of taxes payable, and less up to $100,000 of interest to pay liquidation expenses). While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum and the representative for the underwriter will not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.17 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.17 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against our sponsor, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our initial shareholders, officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.17 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.17 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.17 per public share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to the amounts held outside the trust account ($1,000,730 as of December 31, 2020) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.17 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by November 12, 2021 (or by May 12, 2022 if we extend the period of time to consummate a business combination), (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by November 12, 2021 (or by May 12, 2022 if we extend the period of time to consummate a business combination) or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by November 12, 2021 (or by May 12, 2022 if we extend the period of time to consummate a business combination), with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less certain advisory fees to I-Bankers and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights, and our outstanding rights and warrants and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time our officers devote in any time period varies based on the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the consummation of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares, rights and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements must be prepared in accordance with, or be reconciled to, GAAP, or IFRS and the historical financial statements must be audited in accordance with the standards of PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within our 12-month (or up to 18-month, as applicable) time frame.

We will be required to have our internal control procedures evaluated for the fiscal year ending December 31, 2021 required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an emerging growth company, as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following November 12, 2025, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement.

Additionally, as a result of the Revision relating to the accounting of our warrants, we may be exposed to the following risks:

Certain of our warrants are accounted for as liabilities and the changes in value of such warrants could have an effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 9,000,000 public warrants and rights, 479,000 private warrants and rights, and 450,000 representative warrants. We determined to classify the private warrants and representative warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Report are derivative liabilities related to embedded features contained within our private and representative warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our private and representative warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on May 20, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to revise our previously issued audited balance sheet dated November 12, 2020, as filed on our Current Report on Form 8-K on November 18, 2020 (the “Revision”). See “—Certain of our warrants are accounted for as liabilities and the changes in value of such warrants could have an effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting, due solely to the events that led to our revision of our financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 7612 Main Street Fishers, Suite 200, Victor, NY 14564, and our telephone number is (585) 678-1198. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our public shares, rights and public warrants are each traded on Nasdaq under the symbols “ADOC,” “ADOCR,” and “ADOCW,” respectively. Our units commenced public trading on Nasdaq on November 10, 2020 and ceased public trading on December 9, 2020. Our public shares, rights and public warrants commenced separate public trading on December 10, 2020.

(b)	Holders

On May 24, 2021, there were three holders of record of our units, two holders of record of our Class A ordinary shares, one holders of record of our rights, and one holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

On November 12, 2020, the Company consummated its initial public offering of 9,000,000 units. Each unit consists of one Class A common share, one right, and one public warrant, with each right entitling the holder thereof to receive one-tenth of one Class A ordinary share upon the consummation of an initial business combination, and with each warrant entitling the holder thereof to purchase one-half of one Class A ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $90,000,000.

A total of $91,530,000 of the proceeds from the initial public offering and the sale of the private placement warrants, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

We paid a total of $1,575,000 in underwriting discounts and commissions, excluding $150,000 for other costs and expenses related to the initial public offering. In addition, we issued to I-Bankers 75,000 Class A ordinary shares. I-Bankers has agreed not to transfer, assign or sell any such shares without our prior written consent until the completion of our initial business combination. In addition, I-Bankers has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of our initial business combination and (ii) to waive its rights to liquidating distributions from the trust account with respect to such shares if we fail to complete our initial business combination by November 12, 2021 (or by May 12, 2022 if we extend the period of time to consummate a business combination). In addition, we issued to I-Bankers 450,000 warrants exercisable at $12.00 per share upon the closing of the initial public offering. The warrants may be exercised for cash or on a cashless basis, at the holder’s option, at any time during the period commencing on the later of the completion of an initial business combination and November 12, 2021 and terminating on the fifth anniversary of such effectiveness date. Notwithstanding anything to the contrary, I-Bankers has agreed that neither it nor its designees will be permitted to exercise the warrants after November 9, 2025.

For a description of the use of the proceeds generated in our initial public offering, see Part II, Item 7 of this Form 10-K.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “us,” “our” or “we” refer to Edoc Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on August 20, 2020 as a Cayman Islands corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We consummated our Public Offering (as defined below) on November 12, 2020 and are currently in the process of locating suitable targets for our business combination. We intend to use the cash proceeds from our Public Offering and the Private Placement described below as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the Business Combination.

We expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

 We completed the sale of 9,000,000 units (the “Units” and, with respect to the shares of ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit on November 12, 2020. Simultaneous with the closing of the Public Offering, we completed the sale of 479,000 private placement units (the “Private Units”) at a price of $10.00 per unit in a private placement. Of the 479,000 private placement units, 65,000 units, or the “representative units” were purchased by I-Banker (and/or its designees).

In addition, the Company’s sponsor agreed, pursuant to a letter agreement to purchase up to 3,750,000 of the Company’s rights in the open market at a market price not to exceed $0.20 per right. I-Bankers also agreed to purchase up to 1,250,000 of the Company’s rights in the open market at a market price not to exceed $0.20 per right.

As of December 31, 2020, a total of $91,538,680 of the net proceeds from the IPO and the Private Placements (including $8,680 of interests earned since the IPO) were in a trust account established for the benefit of the Company’s public shareholders. The trust fund account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

As of December 31, 2020, we have not commenced any operations. All activity for the period from August 20, 2020 (Inception) through December 31, 2020, relates to our formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the IPO, searching for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below).

For the period from August 20, 2020 (Inception) through December 31, 2020, we had a net loss of $565,298 which consists of non-cash loss of $484,637 related to changes in the fair value of the warrant liabilities, formation and operating costs of $89,341, offset by interest income on investments held in the Trust of $8,680.

Liquidity and Capital Resources

For the period from August 20, 2020 (Inception) through December 31, 2020, cash used in operating activities was $116,159. Net loss of $565,298 was affected by the non-cash loss on the change in fair value of the warrant liabilities of $484,637, interest income on investments held in the Trust of $8,680 and changes in operating assets and liabilities, which used $26,818 of cash from operating activities.

As of December 31, 2020, we had cash outside our trust account of $1,000,730, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

On November 12, 2020, we consummated the IPO of 9,000,000 units (the “Units” and, with respect to the ordinary shares included in the Units being offered, the “public share”, the warrants included in the Units, the “public warrants” and the rights included in the Units, the “rights”), at $10.00 per Unit, generating gross proceeds of $90,000,000.

Simultaneously with the closing of the IPO, we consummated the sale of 479,000 Private Units, at a price of $10.00 per unit, generating gross proceeds of $4,790,000.

In connection with the IPO, the underwriters were granted a 45-day option from the date of the prospectus (the “Over-Allotment Option”) to purchase up to 1,350,000 additional units to cover over-allotments (the “Over-Allotment Units”), if any. As of December 31, 2020, the over-allotment granted to the underwriters had expired unexercised.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding the deferred underwriters’ discount) to complete our initial Business Combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a Business Combination. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion. As of December 31, 2020, no Working Capital Loans have been issued.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangement as of December 31, 2020.

Contractual Obligations

As of December 31, 2020, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative support agreement (“Administrative Support Agreement”) pursuant to which agreed to pay our sponsor for office space and secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month. Effective March 31, 2021, we entered into a termination agreement with our sponsor (the “Termination Agreement”) to terminate the Administrative Support Agreement (and any accrued obligations pursuant thereto). Since our initial public offering, we have not made any payments under the Administrative Support Agreement, and have paid for services rendered and expenses advanced by our sponsor on an as-needed basis.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Warrant Liabilities

We account for the Public Warrants, Private Warrants, Rights and Representative Warrants (as defined in Note 4,5 and 7 ) collectively (“Warrants”), as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to our own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

We account for the Private Warrants and Representative’s Warrants in accordance with ASC 815-40 under which the Warrants and FPAs do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Private Warrants and Representative’s Warrants has been estimated using the Monte Carlo simulation model.

We evaluated the Public Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”, and concluded that they met the criteria for equity classification and are required to be recorded as part a component of additional paid-in capital at the time of issuance.

Class A Ordinary shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 8,484,502 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary shares is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income per ordinary shares does not consider the effect of the warrants and rights issued in connection with the (i) Initial Public Offering, and (ii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants and rights would be anti-dilutive. The warrants and rights are exercisable for 6,137,400 shares of ordinary shares in the aggregate.

The Company’s statement of operations includes a presentation of net loss per share for ordinary shares subject to possible redemption in a manner similar to the two-class method. Net loss per ordinary shares, basic and diluted, for redeemable Ordinary shares is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of redeemable ordinary shares outstanding since original issuance.

Net loss per ordinary shares, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Non-redeemable ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-16 comprising a portion of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation, our Certifying Officers concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from August 20, 2020 (inception) through December 31, 2020, covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the revision of our financial statements described in this Report had not yet been identified. Due solely to the events that led to our revision of our financial statements, management has identified a material weakness in internal controls related to the accounting for our private warrants and representative’s warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Revision of Previously Issued Financial Statements.” In light of the revision of our financial statements included in this Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Kevin Chen	43	Chairman of the Board of Directors and Chief Executive Officer
Christine Zhao	48	Chief Financial Officer and Director
Bob Ai	57	Director
Gang Li	49	Director
Jiuji Yan	55	Director

The experience of our directors and executive officers is as follows:

Kevin Chen has been our Chairman of the board of directors and Chief Executive Officer since September 2020. Mr. Chen has been serving as Chief Investment Officer and Chief Economist of Horizon Financial, a New York based investment management company that offers cross-border investment solutions to global financial institutions and individuals, since May 2018, where he is responsible for advising clients in investing healthcare facilities in the United States. Mr. Chen has also been serving as a board member of Horizon Global Access Fund (Cayman), a segregate portfolio of Flagship Healthcare Properties Fund, a leading U.S. Heathcare REIT, since February 2019. Previously Kevin served as a senior portfolio manager of Credit Agricole/Amundi Asset Management until October 2015, a director of Asset Allocation of Morgan Stanley from August 2004 to August 2008, and a manager of China Development Bank from September 1998 to August 2000. Kevin is Co-Founder and Vice-Chairman of the Absolute Return Investment Management Association of China. Kevin has also been a guest speaker at Harvard University, Fordham University, Pace University, and IESE Business School. He is a former member of the Adjunct Advisory Committee and former Interim Head of the Private Sector Concentration program of Master of Science in Global Affairs, New York University, and has been an adjunct professor there since 2012. He is a Member of the Economic Club of New York, Co-Chair of the New York Finance Forum, Fellow of the Foreign Policy Association, Member of the Bretton Woods Committee, Editorial Advisory Board Member of the Global Commodity Applied Research Digest (GCARD) at JP Morgan Center for Commodities (JPMCC) at the University of Colorado Denver Business School. Kevin obtained his PhD in Finance from the Financial Asset Management Engineering Center at University of Lausanne, Switzerland in 2005, Master’s degree in Finance, Center for Economic Research, Tilburg University in the Netherland in 2001, and B.A. degree in Economics from the Renmin University of China in China in 1998. We believe Mr. Chen is well qualified to serve as a director due to his experience in financing and investing acquired over the course of his career spent working in financial institutions.

Christine Zhao has served as our Chief Financial Officer and a Director since September 2020. Since September 2016, Ms. Zhao has been a Venture Partner at Yuan Ming Capital, a cross-border healthcare VCPE fund, where she focuses on healthcare services, medical devices and diagnostics sectors, across early to late-stage acquisition opportunities. She is a Board member of Nasdaq-listed bio-pharmaceutical company BeyondSpring Inc. (NASDAQ: BYSI), which develops innovative immuno-oncology cancer therapies, and D and Z Media Acquisition Corp. (NYSE: DNZ), a special purpose acquisition company that completed its initial public offering in January 2021. Previously, from November 2015 to December 2019, she served as Chief Financial Officer for two large PE-backed growth-stage companies, including Best Inc., a pre-IPO logistics technology company in China with major investors including Alibaba, Softbank, Goldman, IFC, among other large PE funds, which later priced its initial public offering at a valuation over $3 billion (NYSE: BEST). Prior to this, she served as a Managing Director of Bank of America Merrill Lynch and an Executive Director of JPMorgan, where she held senior positions at headquarters and global corporate and investment banking units, across a broad spectrum of functional areas including Treasury, liquidity products, capital management, risk management, and as regional CFO/COO in transaction banking and corporate banking units. She also worked at American Express in various capacities including corporate strategic planning and venture investing from March 2003 to March 2008. Early in her career, Ms. Zhao worked in investment banking at Goldman Sachs and in corporate finance/corporate development at FedEx. She has worked in New York, London, Singapore, Hong Kong and China, and has managed teams across four continents. Christine received an MBA from Harvard Business School in 2002, a master’s degree in Economics and Finance from University of Alabama in 1997 and a bachelor’s degree in Economics with distinction from Fudan University in China in 1995. She is a Board member of the Chinese Finance Association, a non-profit organization with over 7,000 members worldwide, and a Board member of the Asian Pacific American Advocates (OCA) Westchester & Hudson Valley Chapter. She is also a founding Board Member of the American Chinese Unite Care (ACUC), a charity coalition of 159 community organizations which has raised $5.8 million in funds and personal protective equipment for tri-state area medical workers and first-responders in COVID-19 relief since March 2020. We believe Ms. Zhao is well qualified to serve as a director due to her experience in strategy and investing acquired over the course of her career spent working in private equity, as a financial officer and as an investment banker.

Dr. Gang Li has served as a Director since November 2020. Dr. Li has been a physician partner and Education Director at the Comprehensive Spine and Sports Center since July 2012, one of the largest pain management and sports medicine center in Silicon Valley, which provides comprehensive and multidisciplinary pain management services. He has also been serving as an adjunct clinical faculty at Stanford University Pain Management Center since July 2013, where he teaches Stanford residents and fellows on the cutting-edge pain management knowledge and techniques. He has published 15 papers in prestigious peer-reviewed international medical journals and 13 abstracts in national and international conferences on topics ranging from pain management, regenerate medicine, healthcare risk stratification to molecular mechanisms and pharmacological intervention for aging, obesity and diabetes. Dr. Li has also been serving as Chief Medical Officer of iHealth Frontier, an innovative start-up focusing on improving the healthcare outcome with healthcare analytics and infrastructure software for ACOs (Accountable Care Organizations) (Medicare and commercial), IPAs (Independent Physician Associations) and commercial payers, while reducing the overall costs. Dr. Li is a board certified, Harvard-trained anesthesiologist and a Stanford-trained interventional Pain Medicine specialist. He completed his anesthesiology residency from Massachusetts General Hospital/Harvard Medical School in 2010 and his fellowship in Multidisciplinary Pain Management at Stanford University School of Medicine in 2011. Prior to the specialty training, he graduated from Peking Union Medical College in China in 1997 with a medical degree. Dr. Li received his PhD degree in neuropharmacology of Aging and metabolic disorders from the University of Florida in 2003. We believe Mr. Li is well qualified to serve as a director due to his experience in management acquired over the course of his career spent working in start-up healthcare companies, and extensive network of entrepreneurial physicians.

Jiuji Yan has served as a Director since November 2020. Mr. Yan is a software architect and senior software engineer. He has more than 20 years experiences as a developer, architect and senior IT manager in healthcare, insurance and finance industries. Mr. Yan has served as senior software engineer of Smartlink Health Solution and Weill Cornell Medicine since June 2017, focusing on the integration of various EMR/EHR systems and the promotion of healthcare standards. Prior to that, from January 2013 to May 2017, Mr. Yan served as Chief Technology Officer of Wellong eTown International Logistics(hletong.com), an ecommerce platform company in China, where he led a large team of IT professionals to develop a leading logistic platform for financing, transaction and transportation of commodities, and launched over 25 patents to protect the business model, algorithms and new software patterns. Prior to this, Mr. Yan worked for Mount Sinai Medical Center as a senior software specialist from August 2010 to December 2012 where he led a team to design and develop portals for the institution. Earlier in his career, Mr. Yan also worked for Columbia University, Prudential Financial and Country-Wide Insurance Company as software engineer/architect from May 1999 to August 2010. Mr. Yan was a Ph.D. candidate in Chemical Engineering at Polytechnic University. Mr. Yan received his master’s degree in Systems Engineering from New York University in 2009 and a master’s degree in Process Engineering from Chinese Academy of Sciences in 1989. Mr. Yan obtained his bachelor’s degree in chemical engineering from Tsinghua University in 1986. We believe Mr. Yan is well qualified to serve as a director due to his experience in healthcare (particularly in hospital information management system architect), insurance and finance industries.

Bob Ai has served as a Director since November 2020. Mr. Ai has served as a managing director of Solebury Trout, which provides investor relations, corporate communications and market access to private and public companies across industry sectors since September 2016. He focuses on Sino-U.S. cross-border banking, strategic consulting services and investor relations. Prior to this, Mr. Ai served as a Managing Director and a Senior Biotech Analyst of WallachBeth Capital, a boutique broker-dealer. From February 2011 to June 2012, he served as Chief Financial Officer of Aoxing Pharmaceutical, an NYSE-listed Chinese specialty pharmaceutical company at the time. He also served as a Principal of Merlin Nexus, a crossover life science private equity firm, from March 2007 to January 2011, and served as a Senior Equity Analyst of Bennett Lawrence and Merlin Biomed Group, both asset management firms. Mr. Ai received his Ph.D. and MBA degrees from Penn State University in in 1992 and 2001, respectively, and did postdoctoral training at the University of Pennsylvania. He has published eight articles in peer-reviewed scientific journals and also won the prestigious Ray Wu scholarship for outstanding Chinese student to study abroad. Bob holds Series 7, 63, 79, 86, and 87 securities licenses and is affiliated with Solebury Capital, a registered broker-dealer. We believe Mr. Ai is well qualified to serve as a director due to his experience in management and investing acquired over the course of his career spent working in asset management firms.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Yan, will expire at the first annual general meeting. The term of office of the second class of directors, consisting of Messrs. Ai and Li, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Mr. Chen and Ms. Zhao, will expire at the third annual general meeting.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that complies with Nasdaq rules, has been approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website at https://edocmed.net/governance.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Ai, Li and Yan serve as members of our audit committee. Mr. Ai serves as chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Each of Messrs. Ai, Li and Yan are independent.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Ai qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Responsibilities of the audit committee include:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Messrs. Ai, Li and Yan. Gang Li serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation in executive session at which the Chief Executive Officer is not present;

●	reviewing and approving the compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who shall participate in the consideration and recommendation of director nominees are Messrs. Ai, Li and Yan. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors also considers director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for appointment at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for election to the Board should follow the procedures set forth in our amended and restated memorandum and articles of association. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. We have filed our code of ethics and our audit committee and compensation committee charters with the SEC and copies are available on our website at www.edocmed.net. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation

Compensation Discussion and Analysis

No compensation will be paid to our sponsor, officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. Additionally, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors review on a quarterly basis all payments that are made to our sponsor, officers, directors, or our or their affiliates.

After the completion of our initial business combination, members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommenced, to the board of directors for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

The compensation committee has reviewed and discussed this Compensation Discussion and Analysis with management and, based upon its review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of May 20, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 11,804,000 ordinary shares, consisting of (i) 9,554,000 Class A ordinary shares and (ii) 2,250,000 Class B ordinary shares, issued and outstanding as of May 20, 2021. On all matters to be voted upon, except for the election or removal of directors of the board prior to the initial business combination, holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
American Physicians LLC(2)	--	--	2,250,000	100.0%	19.1%
Kevin Chen(3)	--	--	--	--	--
Christine Zhao(3)	--	--	--	--	--
Bob Ai(3)	--	--	--	--	--
Gang Li(3)	--	--	--	--	--
Jiuji Yan(3)	--	--	--	--	--
All directors and officers as a group (Five individuals)(3)	--	--	--	--	--
Periscope Capital Inc. (4)	750,000	7.9%	--	--	6.4%
Mizuho Financial Group, Inc. (5)	890,000	9.3%	--	--	7.5%
Polar Asset Management Partners Inc. (6)	899,000	9.4%	--	--	7.6%
Karpus Investment Management (7)	1,254,075	13.1%	--	--	10.6%
Hudson Bay Capital Management LP (8)	500,000	5.2%	--	--	4.2%
Weiss Asset Management LP (9)	895,000	9.4%	--	--	7.6%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Edoc Acquisition Corp., 7612 Main Street Fishers, Suite 200, Victor, NY 14564.
(2)	Xiaoping Becky Zhang is the sole managing member of our sponsor. As a result, Ms. Zhang may be deemed to have voting and investment discretion with respect to the ordinary shares held by our sponsor.
(3)	Each of these officers and directors holds an interest in our sponsor and disclaims any beneficial interest other than to the extent of his or her pecuniary interest.
(4)	Periscope Capital Inc., the beneficial owner of 553,700 ordinary shares, acts as investment manager of, and exercises investment discretion with respect to, certain investment funds that collectively directly own 196,300 ordinary shares. The business address of Periscope Capital Inc. is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.
(5)	The business address is 1-5-5 Otemachi, Chivoda-ku, Tokyo 100-8176, Japan.
(6)	The business address is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.
(7)	The business address is 183 Sully’s Trail, Pittsford, NY 14534.
(8)	Hudson Bay Capital Management LP (the “Investment Manager”) serves as the investment manager to HB Strategies LLC, in whose name the securities reported herein are held. As such, the Investment Manager may be deemed to be the beneficial owner of all securities held by HB Strategies LLC. Sander Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities. The business address of the Investment Manager and Mr. Gerber is 777 Third Avenue, 30th Floor, New York, NY 10017.
(9)	599,650 shares reported for BIP GP LLC (“BIP GP”) include shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP is the sole general partner. Weiss Asset Management LP (“Weiss Asset Management”) is the sole investment manager to the Partnership. WAM GP is the sole general partner of Weiss Asset Management. Andrew M. Weiss, Ph.D. is the managing member of WAM GP LLC (“WAM GP”) and BIP GP. 895,000 shares reported for WAM GP, Mr. Weiss and Weiss Asset Management include shares beneficially owned by the Partnership (and reported BIP GP).

Item 13. Certain Relationships and Related Transactions, and Director Independence

In September 2020, we issued an aggregate of 2,875,000 founder shares to our initial shareholders for an aggregate purchase price of $25,000, or approximately $0.01 per share, with 2,875,000 shares issued to our sponsor, American Physicians LLC. On November 9, 2020, the Sponsor surrendered an aggregate of 287,500 founder shares, which were cancelled, resulting in an aggregate of 2,587,500 founder shares outstanding and held by the Sponsor. On December 24, 2020, our sponsor forfeited 337,500 founder shares following the expiration of the exercise period for the underwriters’ over-allotment option.

Our initial shareholders have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees as described below) until, with respect to 50% of the founder shares, the earlier of (i) six months after the date of the consummation of our initial business combination or (ii) the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share sub-divisions, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination, with respect to the remaining 50% of the founder shares, upon six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

On November 12, 2020, simultaneously with the closing of our initial public offering, our sponsor purchased an aggregate of 414,000 insider units in a private placement at a purchase price of $10.00 per unit, generating gross proceeds of $4,140,000. Our sponsor has agreed not to transfer, assign or sell any of the shares included in the insider units and the respective ordinary shares underlying the private rights and private warrants included in the insider units until 30 days after the completion of our initial business combination.

Our sponsor previously agreed to make available to us office space, utilities and secretarial and administrative services, as we may require from time to time, at a rate of $10,000 per month. Effective March 31, 2021, we terminated the agreement (and any accrued obligations pursuant thereto) under which we were obligated to make such monthly payments. Since our initial public offering, we have paid for services rendered and expenses advanced by our sponsor on an as-needed basis.

Other than reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, no compensation or fees of any kind, including finder’s fees, consulting fees, non-cash payments or other similar compensation, will be paid to our officers or directors, or to any of their respective affiliates, prior to or with respect to our initial business combination (regardless of the type of transaction that it is). Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will be responsible for reviewing and approving all related party transactions as defined under Item 404 of Regulation S-K, after reviewing each such transaction for potential conflicts of interests and other improprieties.

Our sponsor has entered into an agreement in accordance with the guidelines of Rule 10b5-1 under the Exchange Act, to place limit orders, through ED&F Man Capital Markets Inc., an independent broker-dealer registered under Section 15 of the Exchange Act which is not affiliated with us nor part of the underwriting or selling group, to purchase an aggregate of up to 3,750,000 of our rights in the open market at market prices, and not to exceed $0.20 per right during the period commencing on the later of (i) December 10, 2020, the date separate trading of the rights commenced or (ii) sixty calendar days after the end of the “restricted period” under Regulation M, continuing until the date that is the earlier of (a) November 9, 2021 and (b) the date that we announce that we have entered into a definitive agreement in connection with our initial business combination, or earlier in certain circumstances as described in the limit order agreement. The limit orders will require our sponsor to purchase any rights offered for sale (and not purchased by another investor) at or below a price of $0.20, until the earlier of (x) the expiration of the buyback period or (y) the date such purchases reach 3,750,000 rights in total. Our sponsor will not have any discretion or influence with respect to such purchases and will not be able to sell or transfer any rights purchased in the open market pursuant to such agreements until following the consummation of a business combination. It is intended that the broker’s purchase obligation will be subject to applicable law, including Regulation M under the Exchange Act, which may prohibit or limit purchases pursuant to the limit order agreement in certain circumstances. We believe that purchases of rights by our sponsor demonstrate confidence in our management’s ultimate ability to effect a business combination because the rights will expire worthless if we are unable to consummate a business combination. I-Bankers has also agreed to purchase up to 1,250,000 of our rights in the open market at market prices not to exceed $0.20 per right, on substantially similar terms as our sponsor.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate our initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the offering proceeds held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 ordinary shares if $1,500,000 of notes were so converted, as well as 150,000 rights to receive 15,000 shares and 150,000 warrants to purchase 75,000 shares).

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

All ongoing and future transactions between us and any member of our management team or his or her respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent accounting firm, or independent investment banking firm that our initial business combination is fair to our company from a financial point of view.

We have entered into a registration rights agreement with respect to the founder shares, the shares underlying the representative’s warrants, and the securities underlying the private units.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Messrs. Ai, Li and Yan are our independent directors. Any affiliated transactions are on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-K for the respective periods and other required filings with the SEC for the year ended December 31, 2020 totaled approximately $66,950. The aggregate fees of Marcum related to audit services in connection with our initial public offering totaled approximately $58,710. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2020 we did not pay Marcum any audit-related fees.

Tax Fees. We have not paid Marcum for tax services, planning or advice for the year ended December 31, 2020.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on F-1 on this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference are available on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

EDOC Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of EDOC Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, shareholders’ equity and cash flows for the period from August 20, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 20, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY
May 24, 2021

EDOC ACQUISTION CORP.
BALANCE SHEET
December 31, 2020

Assets:
Current assets:
Cash	$1,000,730
Prepaid expenses	97,498
Total current assets	1,098,228
Cash and marketable securities held in Trust Account	91,538,680
Total Assets	$92,636,908

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$53,680
Due to related party	17,000
Total current liabilities	70,680
Warrant liability	1,156,512
Total Liabilities	1,227,192

Commitments and Contingencies	-

Class A ordinary shares subject to possible redemption, 8,496,531 shares at $10.17	86,409,715

Shareholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,057,469 issued and outstanding at December 31, 2020 (excluding 8,496,531 shares subject to possible redemption)	105
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,250,000 shares issued and outstanding at December 31, 2020	225
Additional paid-in capital	5,564,969
Accumulated deficit	(565,298)
Total Shareholders’ Equity	5,000,001
Total Liabilities and Shareholders’ Equity	$92,636,908

See accompanying notes to financial statements.

EDOC ACQUISTION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expenses	$89,341
Loss from operations	(89,341)
Other income (expenses):
Amortized interest on marketable securities held in Trust Account	8,680
Change in fair value of warrants	(484,637)
Total other income	(475,957)

Net Loss	$(565,298)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	8,554,802
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$0.00
Basic and diluted weighted average shares outstanding, ordinary shares	2,618,126
Basic and diluted net loss per share, ordinary shares	$(0.22)

See accompanying notes to financial statements.

EDOC ACQUISTION CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—August 20, 2020 (Inception)	—	$—	—	$—	$—	$—	—

Class B ordinary shares issued to Sponsor	—	—	2,587,500	259	24,741	—	25,000
Forfeiture of Class B ordinary shares	—	—	(337,500)	(34)	34	—	—
Sale of 9,000,000 Units on November 12, 2020 through public offering	9,000,000	900	—	—	89,999,100	—	90,000,000
Sale of 479,000 Private Placement Units on November 12, 2020	479,000	48	—	—	4,542,347	—	4,542,395
Underwriters’ discount	—	—	—	—	(1,575,000)	—	(1,575,000)
Sale of 75,000 Representative shares on November 16, 2020	75,000	7	—	—	743		750
Fair value of Representative shares					653,250		653,250
Cash offering costs	—	—	—	—	(593,861)	—	(593,861)
Non-cash offering costs – representative warrants					(424,270)		(424,270)
Non-cash offering costs – representative shares					(653,250)		(653,250)
Net loss	—	—	—	—	—	(565,298)	(565,298)
Class A ordinary shares subject to possible redemption	(8,496,531)	(850)	—	—	(86,408,865)	—	(86,409,715)
Balance—December 31, 2020	1,057,469	$105	2,250,000	$225	$5,564,969	$(565,298)	$5,000,001

See accompanying notes to financial statements.

EDOC ACQUISTION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash flows from operating activities:
Net loss	$(565,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortized interest on cash and Treasury securities held in Trust Account	(8,680)
Change in Fair Value of Warrant Liability	484,637
Changes in operating assets and liabilities:
Prepaid expenses	(97,498)
Accounts payable and accrued expenses	53,680
Due to related party	17,000
Net cash used in operating activities	(116,159)
Cash flows from investing activities:
Purchase of investments and marketable securities held in Trust	(91,530,000)
Net cash used in investing activities	(91,530,000)
Cash flows from financing activities:
Proceeds from sale of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriters’ discount	88,425,000
Proceeds from issuance of Private Placement shares	4,790,000
Proceeds from sale of Representative shares	750
Proceeds from Promissory Note - Related Party	177,591
Repayment of Promissory Note - Related Party	(177,591)
Payment of offering costs	(593,861)
Net cash provided by financing activities	92,646,889
Net change in cash	1,000,730
Cash, beginning of the period	—
Cash, end of period	$1,000,730
Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Initial value of ordinary shares subject to possible redemption	$87,002,337
Change in value of Class A ordinary shares subject to possible redemption	$(592,622)
Fair value of Representative Shares charged to additional paid-in capital	$(653,250)
Initial classification of warrant liability	$671,875

See accompanying notes to financial statements.

EDOC ACQUISTION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

EDOC Acquisition Corp.. (the “Company”) was incorporated in the Cayman Islands on August 20, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While the Company may pursue an acquisition opportunity in any industry or geographic region, the Company intends to focus on businesses primarily operating in the health care and health care provider space in North America and Asia-Pacific.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from August 20, 2020 (Inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is American Physicians LLC (the “Sponsor”).

Financing

The registration statement for the Company’s initial public offering was declared effective on November 9, 2020 (the “Effective Date”). On November 12, 2020, the Company consummated the initial public offering of 9,000,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit (the “Initial Public Offering” or “IPO”), which is discussed in Note 3. Simultaneously with the closing of the IPO, the Company consummated the sale of 479,000 private placement units (“Private Unit)” and collectively, the “Private Units”), at a price of $10.00 per per unit. Of the 479,000 private placement units, 65,000 units, or the “representative units” were purchased by I-Banker (and/or its designees). In addition, the Company’s sponsor agreed, pursuant to a letter agreement to purchase up to 3,750,000 of the Company’s rights in the open market at a market price not to exceed $0.20 per right. I-Bankers also agreed to purchase up to 1,250,000 of the Company’s rights in the open market at a market price not to exceed $0.20 per right, which is discussed in Note 4.

Transaction costs of the IPO amounted to $3,246,381, consisting of $1,575,000 of cash underwriting fees, the fair value of the representative’s warrants of $424,270, the fair value of representative’s shares $ 653,250 and $593,861 of other cash offering costs.

Trust Account

Following the closing of the IPO on November 12, 2020, $91,530,000 ($10.17 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the IPO (the “Combination Period”), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholder.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Proposed Public Offering, an amount equal to at least $10.00 per Unit sold in the Proposed Public Offering, including the proceeds from the sale of the Private Placement Warrants to the Sponsor, was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company will provide holders of the Company’s outstanding shares of Class A ordinary shares, par value $0.0001 per share, sold in the IPO (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below) upon the completion of the initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.17 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Proposed Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have 12 months (or up to 18 months if the Company extends the period of time) from the closing of the Proposed Public Offering to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.

The Sponsor, officers and directors and Representative (defined in Note 6) have agreed to (i) waive their redemption rights with respect to their founder shares, private shares, and public shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their founder shares, private shares, and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares and private shares if the Company fails to complete the initial business combination within the Combination Period.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.17 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.17 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

Liquidity

As of December 31, 2020, the Company had cash outside the Trust Account of $1,000,730 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of December 31, 2020, none of the amount in the Trust Account was available to be withdrawn as described above.

Through December 31, 2020, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, borrowing under a promissory Note from the Sponsor in an aggregate amount of $177,591 and the remaining net proceeds from the IPO and the sale of Private Placement Warrants.

The Company anticipates that the $1,000,730 outside of the Trust Account as of December 31, 2020, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 4) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 4), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Note 2 —Revision of Previously Issued Financial Statements

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on November 20, 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets, and after discussion and evaluation, including with the Company’s independent auditors, management concluded that these warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on November 12, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the private and representative warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Impact of the Revision

The impact to the balance sheet dated November 12, 2020, filed on Form 8-K on November 18, 2020 related to the impact of accounting for public and private warrants as liabilities at fair value resulted in an approximately $0.7 million increase to the warrant liabilities line item on November 12, 2020 and offsetting decrease to the ordinary shares subject to redemption mezzanine equity line item. There is no change to total stockholders’ equity at any reported balance sheet date.

Balance Sheet as of November 12, 2020 (filed on November 18, 2020)	As Previously	Revision
	Reported	Adjustment	As Revised
Total assets	$92,751,423	$-	$92,751,423
Liabilities and shareholders’ equity
Total current liabilities	$77,210	$-	$77,210
Warrant liabilities	-	671,875	671,875
Total liabilities	77,210	671,875	749,085
Class A ordinary shares, $0.0001 par value; 8,554,802 shares subject to possible redemption	87,674,212	(671,875)	87,002,337
Shareholders’ equity	-	-	-
Preferred stock- $0.0001 par value	-	-	-
Class A ordinary share - $0.0001 par value	94	7	101
Class B ordinary shares - $0.0001 par value	259		259
Additional paid-in-capital	5,009,301	(7)	5,009,294
Accumulated deficit	(9,653)	-	(9,653)
Total shareholders’ equity	5,000,001	-	5,000,001
Total liabilities and shareholders’ equity	$92,751,423	$-	$92,751,423

Note 3—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investment Held in Trust Account

Investment held in Trust Account consist of United States Treasury securities. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and the duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.

Fair Value Measurements

FASB ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 —	Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 —	Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 —	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses, due to related parties are estimated to approximate the carrying values as of December 31, 2020 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash held in Trust Account	$16,781	$16,781	$-	$-
U.S. Treasury Securities held in Trust Account	91,521,899	91,521,899	-	-
	$91,538,680	$91,538,680	$-	$-

Warrant Liabilities

The Company accounts for the Public Warrants, Private Warrants, Rights and Representative Warrants (as defined in Note 4, 5 and 7 ) collectively (“Warrants”), as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, such warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of liability-classified warrants are recognized as a non-cash gain or loss on the statements of operations.

The Company accounts for the Private Warrants and Representative’s Warrants in accordance with ASC 815-40 under which the Warrants and FPAs do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Private Warrants and Representative’s Warrants has been estimated using the Monte Carlo simulation model. See Note 10 for further discussion of the pertinent terms of the Warrants used to determine the value of the Private Warrants and Representative’s Warrants.

The Company evaluated the Public Warrants and Rights in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity” and concluded that they met the criteria for equity classification and are required to be recorded as part a component of additional paid-in capital at the time of issuance.

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the IPO. Accordingly, on December 31, 2020, offering costs totaling $3,246,381 have been charged to shareholders’ equity (consisting of $1,575,000 of underwriting fee, the fair value of the representative’s warrants of $424,270, the fair value of representative’s shares $653,250 and $593,861 of other cash offering costs).

Class A Ordinary shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 8,484,502 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income per ordinary share does not consider the effect of the warrants and rights issued in connection with the (i) IPO since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants and rights are exercisable for 6,137,400 shares of Class A ordinary shares in the aggregate.

The Company’s statements of operations include a presentation of net loss per share for Class A Ordinary shares subject to possible redemption in a manner similar to the two-class method of income per ordinary share. Net loss per ordinary share, basic and diluted, for redeemable Class A Ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A Ordinary shares outstanding since original issuance. Net loss per ordinary share, basic and diluted, for non-redeemable Class A and Class B Ordinary shares is calculated by dividing the net loss, adjusted for income attributable to redeemable Class A Ordinary shares, by the weighted average number of non-redeemable Class A and Class B Ordinary shares outstanding for the periods. Non-redeemable Class B Ordinary shares include the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

For the Year ended December 31, 2020
Ordinary shares subject to possible redemption
Numerator: Net loss allocable to Class A ordinary shares subject to possible redemption
Amortized Interest income on Treasury securities held in trust	$7,719
Less: interest available to be withdrawn for payment of taxes	-
Net loss allocable to Class A ordinary shares subject to possible redemption	$7,719
Denominator: Weighted Average Redeemable Class A ordinary shares
Redeemable Class A Ordinary shares, Basic and Diluted	8,554,802
Basic and Diluted net loss per share, Redeemable Class A Ordinary shares	$0.00

Non-Redeemable Ordinary shares
Numerator: Net loss minus Redeemable Net Earnings
Net loss	$(565,298)
Redeemable Net Earnings	(7,719)
Non-Redeemable Net loss	$(573,017)
Denominator: Weighted Average Non-Redeemable Ordinary shares
Basic and diluted weighted average shares outstanding, ordinary shares	2,618,126
Basic and diluted net loss per share, ordinary shares	$(0.22)

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 4—Initial Public Offering

Pursuant to the IPO, the Company sold 9,000,000 Units at a purchase price of $10.00 per unit. Each unit consists of one share of Class A ordinary shares, one warrant to purchase one-half of Class A ordinary shares (“Public Warrants”), and one right (“Rights”). Each Public Warrant will entitle the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable on the later of the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation (see Note 7). Each right entitles the holder to receive one-tenth (1/10) of one share of Class A ordinary shares upon the consummation of an initial Business Combination (see Note 7).

Note 5—Private Placement

Simultaneously with the closing of the IPO, the Sponsor and I-Bankers purchased an aggregate of 414,000 Private Units and 65,000 Private Units, respectively, for an aggregate of 479,000 Private Units at a price of $10.00 per Private Unit, for an aggregate purchase price of $4,790,000, in a private placement. A portion of the proceeds from the private placement was added to the proceeds from the IPO held in the Trust Account.

Each Private Unit is identical to the Units sold in the IPO, except that warrants that are part of the Private Placement Units (“Private Warrants”) are not redeemable by the Company so long as they are held by the original holders or their permitted transferees. In addition, for as long as the warrants that are part of the Private Placement Units are held by I-Bankers or its designees or affiliates, they may not be exercised after five years from the effective date of the Registration Statement.

The Company’s Sponsor, officers, and directors have agreed to (i) waive their redemption rights with respect to their founder shares, private shares, and public shares in connection with the completion of the Company’s initial Business Combination, (ii) waive their redemption rights with respect to the founder shares, private shares, and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination within the Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete its initial Business Combination the Combination Period. In addition, the Company’s Sponsor, officers, and directors have agreed to vote any founder shares, private shares, and public shares held by them and any public shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of the Company’s initial business combination.

Other Receivable

At the closing of the IPO on November 12, 2020, a portion of the proceeds from the sale of the units sold in the amount of $1,193,015 was due to the Company to be held outside of the Trust Account for working capital purposes. Such amount was received by the Company on November 13, 2020.

Note 6—Related Party Transactions

Founder Shares

In September 2020, the Sponsor subscribed 2,875,000 shares of the Company’s Class B ordinary shares for $25,000, or approximately $0.01 per share, in connection with formation. On November 9, 2020, the Sponsor surrendered an aggregate of 287,500 founder shares, which were cancelled, resulting in an aggregate of 2,587,500 founder shares outstanding and held by the Sponsor (see Note 7). The founder shares include an aggregate of up to 337,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On December 24, 2020, 337,500 shares were forfeited as the over-allotment option was not exercised by the underwriters.

The initial shareholders, have agreed, subject to limited exceptions, not to transfer, assign or sell 50% of their founder shares until the earlier of (i) six months after the date of the consummation of the initial business combination or (ii) the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share sub-divisions, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the founder shares may not be transferred, assigned or sold until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property

The Company’s Sponsor, officers, directors, and Representative have agreed to (i) waive their redemption rights with respect to their founder shares, private shares, and public shares in connection with the completion of the Company’s initial business combination, (ii) waive their redemption rights with respect to the founder shares, private shares, and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within 12 months (or up to 18 months if the Company extends the period of time) from the closing of this offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete its initial business combination within 12 months (or up to 18 months if the Company extends the period of time) from the close of the IPO on November 12, 2020. In addition, the Company’s Sponsor, officers, directors, and Representative have agreed to vote any founder shares, private shares, and public shares held by them and any public shares purchased during or after this offering (including in open market and privately negotiated transactions) in favor of the Company’s initial business combination.

Promissory Note—Related Party

In September 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of the IPO. As of November 12, 2020, the Sponsor had loaned to the Company an aggregate of $177,591 under the promissory note to pay for formation costs and a portion of the expenses of the IPO. The note was repaid in full in connection with the closing of our initial public offering, and as of December 31, 2020, no amounts were outstanding.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, Up to $1,500,000 of such Working Capital Loans may be convertible upon consummation of our business combination into additional private units at a price of $10.00 per unit. At December 31, 2020, no Working Capital Loans were outstanding. To date, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company agreed, for a period commencing on November 9, 2020 and ending upon completion of the Company’s Business Combination or its liquidation, to pay the Company’s Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. Effective March 31, 2021, the Company and Sponsor terminated the agreement. Since the initial public offering, the Company has not made any payments under the agreement, and has paid for services rendered and expenses advanced by the Sponsor on an as-needed basis. As of December 31, 2020, the Company accrued $17,000 and offset to due to related party.

The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers, directors or their affiliates.

Note 7—Commitments and Contingencies

Registration Rights

The holders of the founder shares, private placement warrants, and warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

Underwriting Agreement

On November 12, 2020, the Company issued to the underwriter (and/or its designees) (the “Representative”) 75,000 shares of Class A ordinary shares for $0.01 per share (the “Representative Shares”). The fair value of the Representative Shares was estimated to $653,250 and were treated as underwriters’ compensation and charged directly to shareholders’ equity.

The underwriter (and/or its designees) agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the Combination Period.

In addition, the Company issued to the Representative a warrant (“Representative’s Warrants) to purchase up to 450,000 Class A ordinary shares. Such warrants will not be redeemable for as long as they are held by the Representative and they may not be exercised after five years from the Effective Date of the registration statement. Except as described above, the warrants are identical to those underlying the units offered by in the IPO. The Company estimated the fair value of the Representative’s Warrants is $424,270 using the Monte Carlo simulation model. The fair value of the Representative’s Warrants to granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 24.1%, (2) risk-free interest rate of 0.60% and (3) expected life of 6.05 years. The expected volatility was determined by the Company based on the historical volatilities of a set of comparative special purpose acquisition companies (“SPAC”), and the risk-fee interest rate was determined by reference to the U.S. Treasury yield curve in effect for time period equals to the expected life of the Representative’s Warrants.

As of December 31, 2020, the over-allotment granted to the underwriters had expired unexercised. On November 12, 2020, the underwriters were paid a cash underwriting discount of 1.75% of the gross proceeds of the Initial Public Offering, or $1,575,000.

Business Combination Marketing Agreement

The Company engaged the Representative as an advisor in connection with its Business Combination to (i) assist the Company in preparing presentations for each potential Business Combination; (ii) assist the Company in arranging meetings with its shareholders, including making calls directly to shareholders, to discuss each potential Business Combination and each potential target’s attributes and providing regular market feedback, including written status reports, from these meetings and participate in direct interaction with shareholders, in all cases to the extent legally permissible; (iii) introduce the Company to potential investors to purchase the Company’s securities in connection with each potential Business Combination; and assist the Company with the preparation of any press releases and filings related to each potential Business Combination or target. Pursuant to the business combination marketing agreement, the Representative is not obligated to assist the Company in identifying or evaluating possible acquisition candidates. Pursuant to the Company’s agreement with the Representative, an advisory fee of 2.75% of the gross proceeds of the IPO, or $2,475,000 will be payable to the Representative at the closing of the Company’s Business Combination.

Open Market Purchases

The Sponsor has agreed to enter into an agreement in accordance with the guidelines of Rule 10b5-1 under the Exchange Act, to place limit orders, through an independent broker-dealer registered under Section 15 of the Exchange Act which is not affiliated with the Company nor part of the underwriting or selling group, to purchase an aggregate of up to 3,750,000 of the Company’s rights in the open market at market prices, and not to exceed $0.20 per right during the period commencing on the later of (i) the date separate trading of the rights commences or (ii) sixty calendar days after the end of the “restricted period” under Regulation M, continuing until the date that is the earlier of (a) twelve (12) months from the date of the IPO and (b) the date that the Company announces that it has entered into a definitive agreement in connection with its initial Business Combination, or earlier in certain circumstances as described in the limit order agreement. The limit orders will require the Sponsor to purchase any rights offered for sale (and not purchased by another investor) at or below a price of $0.20, until the earlier of (x) the expiration of the buyback period or (y) the date such purchases reach 3,750,000 rights in total. The Sponsor will not have any discretion or influence with respect to such purchases and will not be able to sell or transfer any rights purchased in the open market pursuant to such agreements until following the consummation of a Business Combination. It is intended that the broker’s purchase obligation will be subject to applicable law, including Regulation M under the Exchange Act, which may prohibit or limit purchases pursuant to the limit order agreement in certain circumstances. The Representative has also agreed to purchase up to 1,250,000 of the Company’s rights in the open market at market prices not to exceed $0.20 per right, on substantially similar terms as the Sponsor.

Note 8 -Warrants and Rights

Warrants —Each whole warrant entitles the holder to purchase one-half share of the Company’s Class A ordinary shares at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.50 per share of Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any founder shares held by the Company’s Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the Market Value.

The warrants will become exercisable on the later of 12 months from the closing of the IPO or upon completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., Eastern Time, or earlier upon redemption or liquidation.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus is current. No warrant will be exercisable, and the Company will not be obligated to issue Class A ordinary shares upon exercise of a warrant unless Class A ordinary shares issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A ordinary shares underlying such unit.

The Company may call the warrants for redemption (excluding the private warrants, and any outstanding Representative’s Warrants, and any warrants underlying units issued to the Sponsor, initial shareholders, officers, directors or their affiliates in payment of Working Capital Loans made to the Company), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder,

●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period ending on the third trading business day prior to the notice of redemption to warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the issuance of the Class A ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day until the date of redemption.

If the Company calls the warrants for redemption as described above, the management will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis.” If the management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of shares of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) over the exercise price of the warrants by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of a share of Class A ordinary shares upon consummation of the initial Business Combination, even if the holder of a right converted all shares held by him, her or it in connection with the initial Business Combination or an amendment to the Company’s memorandum and articles of association with respect to its pre-business combination activities. In the event that the Company will not be the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of a share of Class A ordinary shares underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional share of Class A ordinary shares upon consummation of an initial Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of share of Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary shares basis.

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Cayman Islands law. As a result, the holders of the rights must hold rights in multiples of 10 in order to receive shares for all of the holders’ rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Note 9 - Shareholders’ Equity

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preferred shares at par value of $0.0001 each. At December 31, 2020, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2020, there were 1,057,469 Class A ordinary shares issued and outstanding, excluding 8,496,531 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. In September 2020, the Sponsor subscribed 2,875,000 shares of the Company’s Class B ordinary shares for $25,000, or approximately $0.01 per share, in connection with formation. On November 9, 2020, the founders surrendered an aggregate of 287,500 Class B ordinary shares for no consideration, resulting in an aggregate of 2,587,500 Class B ordinary shares issued and outstanding. On December 24, 2020, 337,500 shares were forfeited as the over-allotment option was not exercised by the underwriters, resulting in an aggregate of 2,250,000 Class B ordinary shares issued and outstanding at December 31, 2020.

The Company’s initial shareholders have agreed not to transfer, assign or sell 50% its founder shares until the earlier to occur of (i) six months after the date of the consummation of the initial Business Combination or (ii) the date on which the closing price of the Company’s Class A ordinary shares equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination and the remaining 50% of the founder shares may not be transferred, assigned or sold until six months after the date of the consummation of the initial Business Combination, or earlier, in either case, if, subsequent to the initial Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the shareholders having the right to exchange their shares for cash, securities or other property.

The Class B ordinary shares will automatically convert into the Company’s Class A ordinary shares at the time of its initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all shares of Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of ordinary shares outstanding upon the completion of the IPO plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination or any private placement-equivalent units issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, with each share of ordinary shares entitling the holder to one vote.

Note 10 - Fair Value Measurements

Investment Held in Trust Account

As of December 31, 2020, investment in the Company’s Trust Account consisted of $16,781 in cash and $91,521,899 in U.S. Treasury Securities. All of the U.S. Treasury Securities matured on February 21, 2021. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on December 31, 2020 are as follows:

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of December 31, 2020
U.S. Money Market	$16,781	$-	$-	$16,781
U.S. Treasury Securities	91,521,899	2,609	-	91,524,508
	$91,538,680	$2,609	$-	$91,541,289

Warrant Liability

The Private Warrants and Representative’s Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

The following table presents the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of December 31, 2020:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Private Warrants	—	—	348,217	348,217
Representative’s Warrants			808,295	808,295
Total warrant liabilities	$—	$—	$1,156,512	$1,156,512

The Private Warrants and Representative’s Warrants were valued using a Montel Carlo simulation model, which is considered to be a Level 3 fair value measurement. Inherent in an options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

There were no transfers between Levels 1, 2 or 3 during the three months ended December 31, 2020.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of December 31, 2020 and November 12, 2020. The Representative’s Warrants were valued using similar information, except for strike price which is at $12.

	December 31, 2020	November 12, 2020
Exercise price	$11.50	$11.50
Share price	$10.24	$8.71
Volatility	11.7%	24.1%
Expected life	5.91	6.05
Risk-free rate	0.49%	0.60%
Dividend yield	-%	-%

The following table presents a summary of the changes in the fair value of the Private Warrants and Representative’s Warrants, a Level 3 liability, measured on a recurring basis.

Warrant Liability
Fair value, November 12, 2020	$671,875
Loss on change in fair value (1)	484,637
Fair value, December 31, 2020	$1,156,512

(1)  Represents the non-cash loss on change in valuation of Private Warrants and Representative’s Warrants and is included in loss on change in fair value of warrant liability on the statement of operations.

Note 11—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the event disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of November 9, 2020, by and between the Company and I-Bankers (2)
3.1	Amended and Restated Memorandum and Articles of Association (2)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Ordinary Shares Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Specimen Right Certificate (2)
4.5	Warrant Agreement, dated as of November 9, 2020, by and between Continental Stock Transfer & Trust Company and the Company (2)
4.6	Rights Agreement, dated as of November 9, 2020, by and between Continental Stock Transfer & Trust Company and the Company (2)
4.7	Form of Representative’s Warrants (2)
4.8	Description of Registered Securities.*
10.1	Letter Agreement, dated as of November 9, 2020, by and among the Company, and each of the initial shareholders, directors and officers of the Company (2)
10.2	Investment Management Trust Agreement, dated as of November 9, 2020, by and between Continental Stock Transfer & Trust Company and the Company (2)
10.3	Letter Agreement, dated as of November 9, 2020, by and between American Physicians LLC and the Registrant regarding administrative support (2)
10.4	Securities Purchase Agreement between the Company and the Sponsor (1)
10.5	Unit Subscription Agreement, dated as of November 9, 2020, by and between the Company and American Physicians LLC (2)
10.6	Unit Subscription Agreement, dated as of November 9, 2020, by and between the Registrant and I-Bankers (2)
10.7	Registration Rights Agreement, dated as of November 9, 2020, by and between the Company and certain securityholders (2)
10.8	Business Combination Marketing Agreement, dated as of November 9, 2020, by and by and between the Company and I-Bankers (2)
10.9	Indemnity Agreement, dated as of November 9, 2020, by and between the Company and Bob Ai (2)
10.10	Indemnity Agreement, dated as of November 9, 2020, by and between the Company and Christine Zhao (2)
10.11	Indemnity Agreement, dated as of November 9, 2020, by and between the Company and Gang Li (2)
10.12	Indemnity Agreement, dated as of November 9, 2020, by and between the Company and Jiuji Yan (2)
10.13	Indemnity Agreement, dated as of November 9, 2020, by and between the Company and Kevin Chen (2)
10.14	10b5-1 plan between Sponsor and ED&F Man Capital Markets Inc., dated as of November 9, 2020 (2)
10.15	10b5-1 plan between I-Bankers and ED&F Man Capital Markets Inc., dated as of November 9, 2020 (2)
10.16	Waiver Letter, dated January 5, 2021 by and among the Company, Christine Zhao, and I-Bankers Securities, Inc.*
10.17	Termination Agreement, dated March 31, 2021, by and between the Company and American Physicians LLC*
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on October 19, 2020.

(2)	Incorporated by reference to the Company’s Form 8-K/A, filed with the SEC on November 16, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 24, 2021	Edoc Acquisition Corp.

	By:	/s/ Kevin Chen
	Name:	Kevin Chen
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Kevin Chen Kevin Chen	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	May 24, 2021

/s/ Christine Zhao	Chief Financial Officer and Director	May 24, 2021
Christine Zhao	(Principal Financial and Accounting Officer)

/s/ Bob Ai	Director	May 24, 2021
Bob Ai

/s/ Gang Li	Director	May 24, 2021
Gang Li

/s/ Jiuji Yan	Director	May 24, 2021
Jiuji Yan