Form 10-Q
period 2021-03-31
Edoc Acquisition Corp.
filed 2021-05-25
CIK 1824884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39689

EDOC ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7612 Main Street Fishers Suite 200 Victor, NY 14564
(Address of Principal Executive Offices, including zip code)

(585) 678-1198
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares, $.0001 par value per share	ADOC	The Nasdaq Stock Market LLC
Rights, exchangeable into one-tenth of one Class A Ordinary Share	ADOCR	The Nasdaq Stock Market LLC
Warrants, each exercisable for one-half of one Class A Ordinary Share, each whole Warrant exercisable for $11.50 per share	ADOCW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of May 24, 2021, there were 9,554,000 Class A ordinary shares, par value $0.0001 per share, and 2,250,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

EDOC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

Item 1. Financial Statements

EDOC ACQUISTION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$727,773	$1,000,730
Prepaid expenses	311,831	97,498
Total current assets	1,047,599	1,098,228
Cash and marketable securities held in Trust Account	91,550,549	91,538,680
Total Assets	$92,590,153	$92,636,908

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$133,680	$53,680
Due to related party	—	17,000
Total current liabilities	133,680	70,680
Warrant liability	420,123	1,156,512
Total Liabilities	$553,803	$1,227,192

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 8,558,147 shares at $10.17	87,036,350	86,409,715

Shareholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 995,853 and 1,057,469 issued and outstanding at March 31, 2021 and December 31, 2020 (excluding 8,558,147 shares subject to possible redemption)	99	105
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,250,000 and 2,250,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	225	225
Additional paid-in capital	4,938,340	5,564,969
Accumulated surplus (deficit)	61,336	(565,298)
Total Shareholders’ Equity	5,000,000	5,000,001
Total Liabilities and Shareholders’ Equity	$92,590,153	$92,636,908

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.
CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Formation and operating costs	$121,624
Loss from operations	(121,624)
Other income (expenses):
Amortized interest on marketable securities held in Trust Account	11,869
Change in fair value of warrants	736,389
Total other income	748,258
Net Income	$626,634

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	8,496,531
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00
Basic and diluted weighted average shares outstanding, ordinary shares	3,307,469
Basic and diluted net loss per share, ordinary shares	$0.19

See accompanying notes to financial statements.

EDOC ACQUISTION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Ordinary shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2020	1,057,469	$105	2,250,000	$225	$5,564,969	$(565,298)	5,000,001

Net income						626,634	626,634

Class A ordinary shares subject to possible redemption	(61,616)	(6)			(626,629)		(626,635)

Balance—March 31, 2021	995,853	$99	2,250,000	$225	$4,938,340	$61,336	$5,000,000

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash flows from operating activities:
Net Income	$626,634
Adjustments to reconcile net loss to net cash used in operating activities:
Amortized interest on cash and Treasury securities held in Trust Account	(11,869)
Change in Fair Value of Warrant Liability	(736,389)
Changes in operating assets and liabilities:
Prepaid expenses	(214,333)
Due to related party	(17,000)
Accounts payable and accrued expenses	80,000
Net cash used in operating activities	(272,957)
Net change in cash	(272,957)
Cash, beginning of the period	1,000,730
Cash, end of period	$727,773
Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Change in value of Class A ordinary shares subject to possible redemption	$626,635

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.
NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

Note 1—Description of Organization, Business Operations and Basis of Presentation

EDOC Acquisition Corp. (the “Company”) was incorporated in the Cayman Islands on August 20, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While the Company may pursue an acquisition opportunity in any industry or geographic region, the Company intends to focus on businesses primarily operating in the health care and health care provider space in North America and Asia-Pacific. The Company has selected December 31 as its fiscal year end.

As of March 31, 2021, the Company had not yet commenced any operations. All activity through March 31, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 479,000 private placement units (“Private Unit)” and collectively, the “Private Units”), at a price of $10.00 per unit. Of the 479,000 private placement units, 65,000 units, or the “representative units” were purchased by I-Banker (and/or its designees). In addition, the Company’s sponsor agreed, pursuant to a letter agreement to purchase up to 3,750,000 of the Company’s rights in the open market at a market price not to exceed $0.20 per right. I-Bankers also agreed to purchase up to 1,250,000 of the Company’s rights in the open market at a market price not to exceed $0.20 per right, which is discussed in Note 4.

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

Liquidity

As of March 31, 2021, the Company had cash outside the Trust Account of $727,773 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of March 31, 2021 and December 31, 2020, none of the amount in the Trust Account was available to be withdrawn as described above.

Through March 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants.

The Company anticipates that the $727,773 outside of the Trust Account as of March 31, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial business combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial business combination in a timely manner. The Company’s ability to consummate an initial business combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

Note 2—Summary of Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the period from August 20, 2020 (inception) through December 31, 2020 as filed with the SEC on May 24, 2021, which contains the audited financial statements and notes thereto.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of March 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Investment Held in Trust Account

At March 31, 2021, the Trust Account had $91,542,554 held in marketable securities. During period January 1, 2021 to March 31, 2021, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 479,000 Private Warrants and 450,000 Representative’s Warrants issued in connection with its Initial Public Offering as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

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

Class A Ordinary shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 8,558,147 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Loss Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted loss per ordinary share does not consider the effect of the warrants and rights issued in connection with the (i) IPO since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants and rights are exercisable for 6,137,400 shares of Class A ordinary shares in the aggregate.

For the Three Months ended March 31, 2021
Ordinary shares subject to possible redemption
Numerator: Net income allocable to Class A ordinary shares subject to possible redemption
Amortized Interest income on Treasury securities held in trust	$10,632
Less: interest available to be withdrawn for payment of taxes	-
Net income allocable to Class A ordinary shares subject to possible redemption	$10,632
Denominator: Weighted Average Redeemable Class A ordinary shares
Redeemable Class A Ordinary shares, Basic and Diluted	8,496,531
Basic and Diluted net income per share, Redeemable Class A Ordinary shares	$0.00

Non-Redeemable Ordinary shares
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$626,634
Redeemable Net Loss	(10,632)
Non-Redeemable Net Income	$616,002
Denominator: Weighted Average Non-Redeemable Ordinary shares
Basic and diluted weighted average shares outstanding, ordinary shares	3,307,469
Basic and diluted net loss per share, ordinary shares	$0.19

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

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 4—Initial Public Offering

Pursuant to the IPO, the Company sold 9,000,000 Units at a purchase price of $10.00 per unit. Each unit consists of one share of Class A ordinary shares, one-half warrant to purchase one share of Class A ordinary shares (“Public Warrants”), and one right (“Rights”). Each Public Warrant will entitle the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable on the later of the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation (see Note 7). Each right entitles the holder to receive one-tenth (1/10) of one share of Class A ordinary shares upon the consummation of an initial Business Combination (see Note 7).

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

Promissory Note—Related Party

In September 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of the IPO. As of November 12, 2020, the Sponsor had loaned to the Company an aggregate of $177,591 under the promissory note to pay for formation costs and a portion of the expenses of the IPO. The note was repaid in full in connection with the closing of our initial public offering, and as of March 31, 2021 and December 31, 2020 respectively, no amounts were outstanding.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, Up to $1,500,000 of such Working Capital Loans may be convertible upon consummation of our business combination into additional private units at a price of $10.00 per unit. At March 31, 2021 and December 31, 2020 respectively, no Working Capital Loans were outstanding. To date, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company agreed, for a period commencing on November 9, 2020 and ending upon completion of the Company’s Business Combination or its liquidation, to pay the Company’s Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. Since the initial public offering, the Company has not made any payments under the agreement, and has paid for services rendered and expenses advanced by the Sponsor on an as-needed basis. Effective March 31, 2021, the Company and Sponsor terminated the agreement and agreed to waive any accrued fees from inception through March 31, 2021. As of March 31, 2021 no fees were due to the Sponsor.

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

In addition, the Company issued to the Representative a warrant (“Representative’s Warrant) to purchase up to 450,000 Class A ordinary shares. Such warrants will not be redeemable for as long as they are held by the Representative and they may not be exercised after five years from the Effective Date of the registration statement. Except as described above, the warrants are identical to those underlying the units offered by in the IPO. The Company estimated the fair value of the Representative’s Warrant is $424,270 using the Monte Carlo simulation model. The fair value of the Representative’s Warrant to granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 24.1%, (2) risk-free interest rate of 0.60% and (3) expected life of 6.05 years. The expected volatility was determined by the Company based on the historical volatilities of a set of comparative special purpose acquisition companies (“SPAC”), and the risk-fee interest rate was determined by reference to the U.S. Treasury yield curve in effect for time period equals to the expected life of the Representative’s Warrant.

As of March 31, 2020, the over-allotment granted to the underwriters had expired unexercised. On November 12, 2020, the underwriters were paid a cash underwriting discount of 1.75% of the gross proceeds of the Initial Public Offering, or $1,575,000.

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

Note 8 -Warrants and Rights

Warrants —Each whole warrant entitles the holder to purchase one share of the Company’s Class A ordinary shares at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.50 per share of Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any founder shares held by the Company’s Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the Market Value.

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

Note 9—Shareholders’ Equity

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preferred shares at par value of $0.0001 each. At March 31, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2021, there were 995,853 Class A ordinary shares issued and outstanding, excluding 8,558,147 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. In September 2020, the Sponsor subscribed 2,875,000 shares of the Company’s Class B ordinary shares for $25,000, or approximately $0.01 per share, in connection with formation. On November 9, 2020, the founders surrendered an aggregate of 287,500 Class B ordinary shares for no consideration, resulting in an aggregate of 2,587,500 Class B ordinary shares issued and outstanding. On December 24, 2020, 337,500 shares were forfeited as the over-allotment option was not exercised by the underwriters, resulting in an aggregate of 2,250,000 Class B ordinary shares issued and outstanding at March 31, 2021.

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

Note 10— Fair Value Measurements

Investment Held in Trust Account

As of March 31, 2021, investment in the Company’s Trust Account consisted of $7,995 in cash and $91,545,039 in U.S. Treasury Securities. All of the U.S. Treasury Securities matured on May 13, 2021. The Company classifies its United States Treasury securities as held-to-maturity in accordance with FASB ASC 320 “Investments — Debt and Equity Securities”. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The carrying value, excluding gross unrealized holding loss and fair value of held to maturity securities on March 31, 2021 are as follows:

	Amortized Cost and Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value as of March 31, 2021
U.S. Money Market	$7,995	$-	$-	$7,995
U.S. Treasury Securities	91,545,039	(2,485)	-	91,542,554
	$91,553,034	$(2,485)	$-	$91,550,549

Warrant Liability

The Private Warrants and Representative’s Warrant are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

The following table presents the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of March 31, 2021:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Private Warrants	-	-	173,783	173,783
Representative’s Warrant			246,340	246,340
Total warrant liabilities	$-	$-	$420,123	$420,123

The Private Warrants and Representative’s Warrant were valued using a Montel Carlo simulation model, which is considered to be a Level 3 fair value measurement. Inherent in an options pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2021

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of March 31, 2021 and December 31, 2020. The Representative’s Warrants were valued using similar information, except for strike price which is at $12

	March 31, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Share price	$9.99	$10.24
Volatility	12.5%	11.7%
Expected life	5.67	5.91
Risk-free rate	1.08%	0.49%
Dividend yield	-%	-%

The following table presents a summary of the changes in the fair value of the Private Warrants and Representative’s Warrants, a Level 3 liability, measured on a recurring basis.

Warrant Liability
Fair value, December 31, 2020	$1,156,512
Gain on change in fair value (1)	(736,389)
Fair value, March 31, 2021	$420,123

(1)	Represents the non-cash gain on change in valuation of the Private Warrants and Representative’s Warrants and is included in Gain on change in fair value of warrant liability on the statement of operations.

Note 11—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the event disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our Initial Public Offering and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

For the three months ended March 31, 2021, we had a net income of $626,634 consisting of formation and operating costs of $121,624, investment income of $11,869 and change in fair value in warrant liabilities of $736,389.

Liquidity and Capital Resources

As of March 31, 2021, the Company had cash outside the Trust Account of $727,773 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of March 31, 2021 and December 31, 2020, none of the amount in the Trust Account was available to be withdrawn as described above.

Through March 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the IPO and the sale of Private Placement Units.

The Company anticipates that the $727,773 outside of the Trust Account as of March 31, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 4) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Financing Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

Warrant Derivative Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15.

We account for the Public Warrants, Private Warrants, Rights and Representative Warrants (as defined in Note 4,5 and 7) collectively (“Warrants”), as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to our own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

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

We account for the Private Warrants and Representative’s Warrant in accordance with ASC 815-40 under which the Warrants and FPAs do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Private Warrants, Rights and Representative’s Warrant has been estimated using the Monte Carlo simulation model.

We evaluated the Public Warrants and Rights in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” and concluded that they met the criteria for equity classification and are required to be recorded as part a component of additional paid-in capital at the time of issuance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer), to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under November 12, 2020 audited closing balance sheet included in our current report on Form 8-K filed on November 18, 2020 the Exchange Act) were ineffective due to a deficiency in evaluating complex accounting issues which resulted in a revision of our December 31, 2020.

Revision of Previously Issued Financial Statements

We revised our prior position on accounting for warrants for November 12, 2020 financial statements to reclassify the Company’s private warrants and representative’s warrants. These non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents or total assets.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending March 31, 2021, covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the revision of our financial statements described in this Report had not yet been identified. Due solely to the events that led to our revision of our financial statements, management has identified a material weakness in internal controls related to the accounting for our private and representative warrants issued in connection with our initial public offering. In light of the revision of our financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On November 12, 2020, we consummated our initial public offering of 9,000,000 units. Each unit consists of one Class A ordinary share of the Company, par value $0.0001 per share, one right and one redeemable warrant of the Company, with each right entitling the holder thereof to receive one-tenth of one Class A ordinary share upon the consummation of an initial business combination, and with each warrant entitling the holder thereof to purchase one-half of one Class A ordinary share for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $90,000,000. On November 12, 2020, simultaneously with the consummation of our initial public offering, we completed the private sale of an aggregate of 479,000 units, 414,000 of which were sold to our sponsor and 65,000 of which were sold to I-Bankers Securities, Inc., the representative of the underwriters in our initial public offering, at a purchase price of $10.00 per private placement unit, generating gross proceeds of $4,790,000.

Following the closing of our initial public offering on November 12, 2020, $91,530,000 from the net proceeds of the sale of the units in our initial public offering and the sale of the private placement units was placed in a trust account established for the benefit of our public shareholders and maintained by Continental Stock Transfer & Trust Company, as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act.

There has been no material change in the planned use of the proceeds from our initial public offering and the private placement as is described in the Company’s final prospectus related to our initial public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Waiver Letter, dated January 5, 2021 by and among the Company, Christine Zhao, and I-Bankers Securities, Inc.(1)
10.2	Termination Agreement, dated March 31, 2021, by and between the Company and American Physicians LLC(2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2021.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2021.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDOC ACQUISITION CORP.

Date: May 24, 2021	By:	/s/ Kevin Chen
	Name:	Kevin Chen
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Christine Zhao
	Name:	Christine Zhao
	Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)