Form 10-Q
period 2021-06-30
Edoc Acquisition Corp.
filed 2021-08-09
CIK 1824884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, there were 9,554,000 Class A ordinary shares, par value $0.0001 per share, and 2,250,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

EDOC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

Item 1. Financial Statements

EDOC ACQUISTION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$567,940	$1,000,730
Prepaid expenses	170,982	97,498
Total current assets	738,922	1,098,228
Cash and marketable securities held in Trust Account	91,555,036	91,538,680
Total Assets	$92,293,958	$92,636,908

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$478,406	$53,680
Due to related party	—	17,000
Total current liabilities	478,406	70,680
Warrant liability	404,832	1,156,512
Total Liabilities	$883,238	$1,227,192

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 8,496,629 and 8,496,531 shares at $10.17 redemption value at June 30, 2021 and December 31, 2020	86,410,719	86,409,715

Shareholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,057,370 and 1,057,469 issued and outstanding at June 30, 2021 and December 31, 2020 (excluding 8,496,629 and 8,496,531 shares subject to possible redemption at June 30, 2021 and December 31, 2020)	105	105
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,250,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	225	225
Additional paid-in capital	5,563,965	5,564,969
Accumulated deficit	(564,294)	(565,298)
Total Shareholders’ Equity	5,000,001	5,000,001
Total Liabilities and Shareholders’ Equity	$92,293,958	$92,636,908

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Formation and operating costs	$645,409	$767,033
Loss from operations	(645,409)	(767,033)
Other income (expenses):
Interest earned on marketable securities held in Trust Account	4,488	16,357
Change in fair value of warrants	15,291	751,680
Total other income	19,779	768,037
Net Income (Loss)	$(625,630)	$1,004

Weighted average shares outstanding, redeemable Class A ordinary shares	8,557,471	8,527,340
Basic and diluted net income per share, redeemable Class A ordinary shares	$0.00	$0.00
Weighted average shares outstanding, non-redeemable ordinary shares	3,246,529	3,276,660
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$(0.19)	$0.00

See accompanying notes to financial statements.

EDOC ACQUISTION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Ordinary shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2020	1,057,469	$105	2,250,000	$225	$5,564,969	$(565,298)	5,000,001
Net income						626,634	626,634
Class A ordinary shares subject to possible redemption	(61,616)	(6)			(626,629)		(626,635)
Balance—March 31, 2021	995,853	$99	2,250,000	$225	$4,938,340	$61,336	$5,000,000
Net loss	-	-	-	-	-	(625,630)	(625,630)
Class A ordinary shares subject to possible redemption	61,517	6	-	-	625,625	-	625,631
Balance – June 30, 2020	1,057,370	$105	2,250,000	$225	$5,563,965	$(564,294)	$5,000,001

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net Income	$1,004
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and Treasury securities held in Trust Account	(16,356)
Change in Fair Value of Warrant Liability	(751,680)
Changes in operating assets and liabilities:
Prepaid expenses	(73,484)
Due to related party	(17,000)
Accounts payable and accrued expenses	424,726
Net cash used in operating activities	(432,790)

Net change in cash	(432,790)
Cash, beginning of the period	1,000,730
Cash, end of period	$567,940
Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Change in value of Class A ordinary shares subject to possible redemption	$1,004

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

Note 1—Description of Organization, Business Operations and Going Concern

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity through June 30, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Going Concern

As of June 30, 2021, the Company had $567,940 in the operating bank account and working capital of $260,516. available for working capital needs.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares, the loan proceeds of $300,000 from the Sponsor pursuant to the Note (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsors, officers, directors and Initial Shareholders may, but are not obligated to, provide the Company a working capital loan. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of June 30, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Company considers the valuation of warrants and accrued expenses to be key estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investment Held in Trust Account

At June 30, 2021, the Trust Account had $91,555,036 held in marketable securities. During period January 1, 2021 to June 30, 2021, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

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

Class A Ordinary shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 8,496,629 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

	For the Three Months ended June 30, 2021	For the Six Months ended June 30, 2021
Ordinary shares subject to possible redemption
Numerator: Net income allocable to Class A ordinary shares subject to possible redemption
Interest earned on Treasury securities held in trust	$4,020	$14,546
Less: interest available to be withdrawn for payment of taxes	(4,020)	(14,546)
Net income allocable to Class A ordinary shares subject to possible redemption	$-	$-
Denominator: Weighted Average Redeemable Class A ordinary shares
Redeemable Class A Ordinary shares, Basic and Diluted	8,557,471	8,527,340
Basic and Diluted net income per share, Redeemable Class A Ordinary shares	$0.00	$0.00

Non-Redeemable Ordinary shares
Numerator: Net Income minus Redeemable Net Earnings
Net Income (Loss)	$(625,630)	$1,004
Less: redeemable Net Income	-	-
Non-Redeemable Net Loss	$(625,630)	$1,004
Denominator: Weighted Average Non-Redeemable Ordinary shares
Basic and diluted weighted average shares outstanding, ordinary shares	3,246,529	3,276,660
Basic and diluted net loss per share, ordinary shares	$(0.19)	$0.00

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3—Initial Public Offering

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

Note 4—Private Placement

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

Note 5—Related Party Transactions

Founder Shares

In September 2020, the Sponsor subscribed 2,875,000 shares of the Company’s Class B ordinary shares for $25,000, or approximately $0.01 per share, in connection with formation. On November 9, 2020, the Sponsor surrendered an aggregate of 287,500 founder shares, which were cancelled, resulting in an aggregate of 2,587,500 founder shares outstanding and held by the Sponsor. The founder shares included an aggregate of up to 337,500 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On December 24, 2020, 337,500 shares were forfeited as the over-allotment option was not exercised by the underwriters. As a result, the Company has 2,250,000 Founder Shares outstanding.

Promissory Note—Related Party

In September 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of June 30, 2021 or the closing of the IPO. As of November 12, 2020, the Sponsor had loaned to the Company an aggregate of $177,591 under the promissory note to pay for formation costs and a portion of the expenses of the IPO. The note was repaid in full in connection with the closing of our initial public offering, and as of June 30, 2021 and December 31, 2020 respectively, no amounts were outstanding.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, Up to $1,500,000 of such Working Capital Loans may be convertible upon consummation of our business combination into additional private units at a price of $10.00 per unit. At June 30, 2021 and December 31, 2020 respectively, no Working Capital Loans were outstanding. To date, the Company has no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company agreed, for a period commencing on November 9, 2020 and ending upon completion of the Company’s Business Combination or its liquidation, to pay the Company’s Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. Since the initial public offering, the Company has not made any payments under the agreement, and has paid for services rendered and expenses advanced by the Sponsor on an as-needed basis. Effective March 31, 2021, the Company and Sponsor terminated the agreement and agreed to waive any accrued fees from inception. As of June 30, 2021 no fees were due to the Sponsor.

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

Note 6—Commitments and Contingencies

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

The Company initially estimated the fair value of the Representative’s Warrants at $424,270 using the Monte Carlo simulation model. As of June 30, 2021, the fair value of the Representative’s Warrant granted to the underwriters is estimated to be $234,090 using the following assumptions: (1) expected volatility of 11.6%, (2) risk-free interest rate of 0.93% and (3) expected life of 5.34 years. The expected volatility was determined by the Company based on the historical volatilities of a set of comparative special purpose acquisition companies (“SPAC”), and the risk-fee interest rate was determined by reference to the U.S. Treasury yield curve in effect for time period equals to the expected life of the Representative’s Warrant.

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

Note 7 -Warrants and Rights

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

Note 8—Shareholders’ Equity

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preferred shares at par value of $0.0001 each. At June 30, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 1,057,370 and 1,057,469 Class A ordinary shares issued and outstanding, respectively, excluding 8,496,629 and 8,496,531 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. In September 2020, the Sponsor subscribed 2,875,000 shares of the Company’s Class B ordinary shares for $25,000, or approximately $0.01 per share, in connection with formation. On November 9, 2020, the founders surrendered an aggregate of 287,500 Class B ordinary shares for no consideration, resulting in an aggregate of 2,587,500 Class B ordinary shares issued and outstanding. On December 24, 2020, 337,500 shares were forfeited as the over-allotment option was not exercised by the underwriters, resulting in an aggregate of 2,250,000 Class B ordinary shares issued and outstanding at June 30, 2021.

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

Note 9— Fair Value Measurements

Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represent the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 – Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets and liabilities, or (iv) inputs that are derived principally from or corroborated by market through correlation or other means.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet as of June 30, 2021 and the balance sheet as of December 31, 2020. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of June 30, 2021 and December 31, 2020 due to the short maturities of such instruments.

Investment Held in Trust Account

As of June 30, 2021, investments in the Company’s Trust Account consisted of $91,555,036 in U.S. Money Market funds. All of the U.S. Treasury Securities matured on May 13, 2021.

The following table presents information about the Company’s assets that were measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

June 30, 2021
Description:	Level 1	Level 2	Level 3	Total
U.S. Money Market held in Trust Accounts	$91,555,036	$-	$-	$91,555,036
Total Investments in trust	$91,555,036	$-	$-	$91,555,036

December 31, 2020
Description:	Level 1	Level 2	Level 3	Total
U.S. Money Market held in Trust Accounts	$91,538,680	$-	$-	$91,538,680
Total Investments in trust	$91,538,680	$-	$-	$91,538,680

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2021 or for the year ended December 31, 2020.

Level 1 instruments include investments in money markets and Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Warrant Liability

The Private Warrants and Representative’s Warrant are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

The following table presents the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of June 30, 2021:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Private Warrants	$-	$-	$170,742	$170,742
Representative’s Warrant			234,090	234,090
Total warrant liabilities	$-	$-	$404,832	$404,832

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

There were no transfers between Levels 1, 2 or 3 during the six months ended June 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of June 30, 2021 and December 31, 2020. The Representative’s Warrants were valued using similar information, except for strike price which is at $12.

	June 30, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Share price	$10.05	$10.24
Volatility	11.6%	11.7%
Expected life	5.34	5.91
Risk-free rate	0.93%	0.49%
Dividend yield	-%	-%

The following table presents a summary of the changes in the fair value of the Private Warrants and Representative’s Warrants, a Level 3 liability, measured on a recurring basis.

Warrant Liability
Fair value, December 31, 2020	$1,156,512
Gain on change in fair value (1)	(751,680)
Fair value, June 30, 2021	$404,832

(1)	Represents the non-cash gain on change in valuation of the Private Warrants and Representative’s Warrants and is included in Gain on change in fair value of warrant liability on the statement of operations.

Note 10—Subsequent Events

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

For the six months ended June 30, 2021, we had a net loss of $1,004 consisting of formation and operating costs of $767,033 and investment income of $16,357 and change in fair value in warrant liabilities of $751,680.

Liquidity and Capital Resources

As of June 30, 2021, the Company had cash outside the Trust Account of $567,940 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of June 30, 2021 and December 31, 2020, none of the amount in the Trust Account was available to be withdrawn as described above.

Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, and the remaining net proceeds from the IPO and the sale of Private Placement Units.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares, the loan proceeds of $300,000 from the Sponsor pursuant to the Note (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsors, officers, directors and Initial Shareholders may, but are not obligated to, provide the Company a working capital loan. As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We account for the Public Warrants, Private Warrants, Rights and Representative Warrants (as defined in Note 3, 4 and 7 ) collectively (“Warrants”), as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to our own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

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

We account for the Private Warrants, Rights and Representative’s Warrant in accordance with ASC 815-40 under which the Warrants and FPAs do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Private Warrants, Rights and Representative’s Warrant has been estimated using the Monte Carlo simulation model.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were ineffective due to a deficiency in evaluating complex accounting issues which resulted in a revision of our December 31, 2020 financial statements.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending June 30, 2021, covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the revision of our financial statements described in this Report had not yet been identified. Due solely to the events that led to our revision of our financial statements, management has identified a material weakness in internal controls related to the accounting for our private and representative warrants issued in connection with our initial public offering. In light of the revision of our financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

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

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDOC ACQUISITION CORP.

Date: August 6, 2021	By:	/s/ Kevin Chen
	Name:	Kevin Chen
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2021	By:	/s/ Christine Zhao
	Name:	Christine Zhao
	Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)