Form 10-Q
period 2021-09-30
Edoc Acquisition Corp.
filed 2021-10-19
CIK 1824884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 19, 2021, there were 9,554,000 Class A ordinary shares, par value $0.0001 per share, and 2,250,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

EDOC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2021 (audited)	1

	Condensed Statements of Operations for the three months ended September 30, 2021 (unaudited) and the nine months ended September 30, 2021 (unaudited)	2

	Condensed Statement of Changes in Shareholders’ Equity for the three months ended September 30, 2021 (unaudited) and for the nine months ended September 30, 2021 (unaudited)	3

	Condensed Statement of Cash Flows for the period ended September 30, 2021(unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Control and Procedures	22

PART II – OTHER INFORMATION		23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	25

SIGNATURES		26

i

Item 1. Financial Statements

EDOC ACQUISTION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)	(as revised)[1]
Assets:
Current assets:
Cash	$412,048	$1,000,730
Prepaid expenses	92,399	97,498
Total current assets	504,447	1,098,228
Cash and marketable securities held in Trust Account	91,556,215	91,538,680
Total Assets	$92,060,662	$92,636,908

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$865,277	$53,680
Due to related party	—	17,000
Total current liabilities	865,277	70,680
Warrant liability	279,071	1,156,512
Total Liabilities	$1,144,348	$1,227,192

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 9,000,000 shares at $10.17 redemption value at September 30, 2021 and December 31, 2020	91,530,000	91,530,000

Shareholders’ Equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 554,000 issued and outstanding at September 30, 2021 and December 31, 2020 (excluding 9,000,000 shares subject to possible redemption at September 30, 2021 and December 31, 2020)	55	55
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,250,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	225	225
Additional paid-in capital	444,734	444,734
Accumulated deficit	(1,058,700)	(565,298)
Total Shareholders’ Equity	(613,686)	(120,284)
Total Liabilities and Shareholders’ Equity	$92,060,662	$92,636,908

(1)	As revised due to review of the treatment of public shares subject to redemption (see Note 2).

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021
Formation and operating costs	$621,345	$1,388,378
Loss from operations	(621,345)	(1,388,378)
Other income:
Interest earned on marketable securities held in Trust Account	1,178	17,535
Change in fair value of warrants	125,761	877,441
Total other income	126,939	894,976
Net Loss	$(494,406)	$(493,402)

Weighted average shares outstanding, redeemable Class A ordinary shares	9,000,000	9,000,000
Basic and diluted net income per share, redeemable Class A ordinary shares	$(0.04)	$(0.04)
Weighted average shares outstanding, non-redeemable ordinary shares	2,804,000	2,804,000
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.04)	$(0.04)

See accompanying notes to financial statements.

EDOC ACQUISTION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Ordinary shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2020(1)	554,000	$55	2,250,000	$225	$444,734	$(565,298)	(120,284)
Net income						1,004	1,004
Balance—June 30, 2021(1)	554,000	$55	2,250,000	$225	$444,734	$(564,294)	$(119,280)
Net loss	-	-	-	-	-	(494,406)	(494,406)
Balance—September 30, 2021	554,000	$55	2,250,000	$225	$444,734	$(1,058,700)	$(613,686)

(1)	As revised due to review of the treatment of public shares subject to redemption (see Note 2).

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash flows from operating activities:
Net Loss	$(493,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and Treasury securities held in Trust Account	(17,535)
Change in Fair Value of Warrant Liability	(877,441)
Changes in operating assets and liabilities:
Prepaid expenses	5,099
Due to related party	(17,000)
Accounts payable and accrued expenses	811,597
Net cash used in operating activities	(588,682)

Net change in cash	(588,682)
Cash, beginning of the period	1,000,730
Cash, end of period	$412,048

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

As of September 30, 2021, the Company had not yet commenced any operations. All activity through September 30, 2021, relates to the Company’s organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for the Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company’s sponsor is American Physicians LLC (the “Sponsor”).

Financing

The registration statement for the Company’s initial public offering was declared effective on November 9, 2020 (the “Effective Date”). On November 12, 2020, the Company consummated the initial public offering of 9,000,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit (the “Initial Public Offering” or “IPO”), which is discussed in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the sale of 479,000 private placement units (“Private Unit)” and collectively, the “Private Units”), at a price of $10.00 per unit. Of the 479,000 private placement units, 65,000 units, or the “representative units” were purchased by I-Banker (and/or its designees). In addition, the Company’s sponsor agreed, pursuant to a letter agreement to purchase up to 3,750,000 of the Company’s rights in the open market at a market price not to exceed $0.20 per right. I-Bankers also agreed to purchase up to 1,250,000 of the Company’s rights in the open market at a market price not to exceed $0.20 per right, which is discussed in Note 5.

Transaction costs of the IPO amounted to $3,246,381, consisting of $1,575,000 of cash underwriting fees, the fair value of the representative’s warrants of $424,270, the fair value of representative’s shares $ 653,250 and $593,861 of other cash offering costs.

Trust Account

Following the closing of the IPO on November 12, 2020, $91,530,000 ($10.17 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 12 months (or up to 18 months if the Company extends the period of time) from the closing of the IPO (the “Combination Period”), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholder.

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

The Company will provide holders of the Company’s outstanding shares of Class A ordinary shares, par value $0.0001 per share, sold in the IPO (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below) upon the completion of the initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.17 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

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

The Sponsor, officers and directors and Representative (defined in Note 7) have agreed to (i) waive their redemption rights with respect to their founder shares, private shares, and public shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their founder shares, private shares, and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares and private shares if the Company fails to complete the initial business combination within the Combination Period.

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

Going Concern

As of September 30, 2021, the Company had $412,048 in the operating bank account and working capital deficit of $360,830.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares, the loan proceeds of $300,000 from the Sponsor pursuant to the Note (see Note 6), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsors, officers, directors and Initial Shareholders may, but are not obligated to, provide the Company a working capital loan. As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses..

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

Note 2—Revision of Previously Issued Financial Statements

In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Thus, the company has historically classified a portion of Class A unit shares in permanent equity to satisfy the $5,000,000 net tangible asset requirement.

However, in light of recent comment letters issued by the Securities & Exchange Commission (“SEC”) to several special purpose acquisition companies, management re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of public shares. Upon re-evaluation, management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impact was not material to any previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be revised to report all public shares as temporary equity. As such the Company is reporting upon revisions to those periods in this Quarterly Report.

Impact of the Revision

The impacts to the balance sheet as of December 31, 2020 and as of June 30, 2021 are presented below:

	As Previously Reported	Revision Adjustment	As Revised
Balance Sheet as of December 31, 2020
Class A ordinary shares subject to possible redemption, $0.0001 par value; redemption value of $10.17	$86,409,715	$5,120,285	$91,530,000
Shareholders’ equity
Class A ordinary shares - $0.0001 par value	105	(50)	55
Class B ordinary shares - $0.0001 par value	225	—	225
Additional paid-in capital	5,564,969	(5,120,235)	444,734
Accumulated deficit	(565,298)	—	(565,298)
Total shareholders’ equity (deficit)	$5,000,001	$(5,120,285)	$(120,284)
Shares subject to possible redemption	8,496,531	503,469	9,000,000

Balance Sheet as of June 30, 2021 (per form 10-Q filed on July 31, 2021)
Class A ordinary shares subject to possible redemption, $0.0001 par value; redemption value of $10.17	$86,410,719	$5,119,281	$91,530,000
Shareholders’ equity
Class A ordinary shares - $0.0001 par value	105	(50)	55
Class B ordinary shares - $0.0001 par value	225	—	225
Additional paid-in capital	5,653,965	(5,119,231)	444,734
Accumulated deficit	(564,294)	—	(564,294)
Total shareholders’ equity (deficit)	$5,000,001	$(5,119,281)	$(119,280)
Shares subject to possible redemption	8,496,629	503,371	9,000,000

Note 3—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period from August 20, 2020 (inception) through December 31, 2020 as filed with the SEC on May 25, 2021, which contains the audited financial statements and notes thereto.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of September 30, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Company considers the valuation of warrants to be a key estimate.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investment Held in Trust Account

At September 30, 2021, the Trust Account had $91,556,215 held in marketable securities. During period January 1, 2021 to September 30, 2021, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Class A Ordinary shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 9,000,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Loss Per Ordinary Share

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net loss per ordinary share is computed by dividing the pro rata net loss between the Class A ordinary shares and the Class B ordinary shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted loss per ordinary share does not consider the effect of the warrants and rights issued in connection with the IPO since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants and rights are exercisable for 6,137,400 shares of Class A ordinary shares in the aggregate.

	For the Three Months ended September 30, 2021	For the Nine Months ended September 30, 2021
Ordinary shares subject to possible redemption
Numerator:
Net loss allocable to Class A ordinary shares subject to possible redemption	$(376,962)	$(376,196)
Denominator:
Weighted Average Redeemable Class A Ordinary shares, Basic and Diluted	9,000,000	9,000,000
Basic and Diluted net loss per share, Redeemable Class A Ordinary shares	$(0.04)	$(0.04)

Non-Redeemable Ordinary shares
Numerator:
Net loss allocable to Class B ordinary shares not subject to redemption	$(117,444)	$(117,206)
Denominator:
Weighted Average Non-Redeemable Ordinary shares, Basic and Diluted	2,804,000	2,804,000
Basic and diluted net loss per share, ordinary shares	$(0.04)	$(0.04)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 4—Initial Public Offering

Pursuant to the IPO, the Company sold 9,000,000 Units at a purchase price of $10.00 per unit. Each unit consists of one share of Class A ordinary shares, one-half warrant to purchase one share of Class A ordinary shares (“Public Warrants”), and one right (“Rights”). Each Public Warrant will entitle the holder to purchase one share of Class A ordinary shares at a price of $11.50 per share, subject to adjustment. Each Public Warrant will become exercisable on the later of the completion of the initial Business Combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial Business Combination, or earlier upon redemption or liquidation (see Note 8). Each right entitles the holder to receive one-tenth (1/10) of one share of Class A ordinary shares upon the consummation of an initial Business Combination (see Note 8).

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

Promissory Note—Related Party

In September 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of September 30, 2021 or the closing of the IPO. As of November 12, 2020, the Sponsor had loaned to the Company an aggregate of $177,591 under the promissory note to pay for formation costs and a portion of the expenses of the IPO. The note was repaid in full in connection with the closing of the initial public offering, and as of September 30, 2021 and December 31, 2020 respectively, no amounts were outstanding.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, certain of the Company’s officers and directors, or other third parties may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, Up to $1,500,000 of such Working Capital Loans may be convertible upon consummation of our business combination into additional private units at a price of $10.00 per unit. At September 30, 2021 and December 31, 2020 respectively, no Working Capital Loans were outstanding. To date, the Company has no borrowings under the Working Capital Loans.

Administrative Support Agreement

The Company agreed, for a period commencing on November 9, 2020 and ending upon completion of the Company’s Business Combination or its liquidation, to pay the Company’s Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. Since the initial public offering, the Company has not made any payments under the agreement, and has paid for services rendered and expenses advanced by the Sponsor on an as-needed basis. As of December 31, 2020, the Company had accrued $17,000 related to this agreement. Effective March 31, 2021, the Company and Sponsor terminated the agreement and agreed to waive any accrued fees from inception. As of September 30, 2021 no fees were due to the Sponsor.

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

In addition, the Company issued to the Representative a warrant (“Representative’s Warrant) to purchase up to 450,000 Class A ordinary shares. Such warrants will not be redeemable for as long as they are held by the Representative, and they may not be exercised after five years from the Effective Date of the registration statement. Except as described above, the warrants are identical to those underlying the units offered by in the IPO.

The Company initially estimated the fair value of the Representative’s Warrants at $424,270 using the Monte Carlo simulation model. As of September 30, 2021, the fair value of the Representative’s Warrant granted to the underwriters is estimated to be $161,405 using the following assumptions: (1) expected volatility of 8.8%, (2) risk-free interest rate of 1.05% and (3) expected life of 5.39 years. The expected volatility was determined by the Company based on the historical volatilities of a set of comparative special purpose acquisition companies (“SPAC”), and the risk-fee interest rate was determined by reference to the U.S. Treasury yield curve in effect for time period equals to the expected life of the Representative’s Warrant.

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

Note 8—Warrants and Rights

Warrants — Each whole warrant entitles the holder to purchase one share of the Company’s Class A ordinary shares at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.50 per share of Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s Sponsor or its affiliates, without taking into account any founder shares held by the Company’s Sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the Market Value.

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

Note 9—Shareholders’ Equity

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preferred shares at par value of $0.0001 each. At September 30, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2021 and December 31, 2020, there were 554,000 Class A ordinary shares issued and outstanding, respectively, excluding 9,000,000 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. In September 2020, the Sponsor subscribed 2,875,000 shares of the Company’s Class B ordinary shares for $25,000, or approximately $0.01 per share, in connection with formation. On November 9, 2020, the founders surrendered an aggregate of 287,500 Class B ordinary shares for no consideration, resulting in an aggregate of 2,587,500 Class B ordinary shares issued and outstanding. On December 24, 2020, 337,500 shares were forfeited as the over-allotment option was not exercised by the underwriters, resulting in an aggregate of 2,250,000 Class B ordinary shares issued and outstanding at September 30, 2021.

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

Note 10—Fair Value Measurements

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet as of September 30, 2021 and the balance sheet as of December 31, 2020. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of September 30, 2021 and December 31, 2020 due to the short maturities of such instruments.

Investment Held in Trust Account

As of September 30, 2021, investments in the Company’s Trust Account consisted of $91,556,215 in U.S. Money Market funds. All of the U.S. Treasury Securities matured on May 13, 2021.

The following table presents information about the Company’s assets that were measured at fair value on a recurring basis as of September 30,2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2021 or for the year ended December 31, 2020.

Level 1 instruments include investments in money markets and Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

September 30, 2021
Description:	Level 1	Level 2	Level 3	Total
U.S. Money Market held in Trust Accounts	$91,556,215	$-	$-	$91,556,215
Total Investments in trust	$91,556,215	$-	$-	$91,556,215

December 31, 2020
Description:	Level 1	Level 2	Level 3	Total
U.S. Money Market held in Trust Accounts	$91,538,680	$-	$-	$91,538,680
Total Investments in trust	$91,538,680	$-	$-	$91,538,680

Warrant Liability

The Private Warrants and Representative’s Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statement of operations each period.

The following table presents the Company’s fair value hierarchy for liabilities measured at fair value on a recurring basis as of September 30, 2021:

	Level 1	Level 2	Level 3	Total
Warrant liabilities:
Private Warrants	$-	$-	$117,666	$117,666
Representative’s Warrant			161,405	161,405
Total warrant liabilities	$-	$-	$279,071	$279,071

The Private Warrants and Representative’s Warrants were valued using a Montel Carlo simulation model, which is considered to be a Level 3 fair value measurement. Inherent in an options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

There were no transfers between Levels 1, 2 or 3 during the nine months ended September 30, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of September 30, 2021 and December 31, 2020. The Representative’s Warrants were valued using similar information, except for strike price which is at $12.

	September 30, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Share price	$10.14	$10.24
Volatility	8.8%	11.7%
Expected life	5.39	5.91
Risk-free rate	1.05%	0.49%
Dividend yield	-%	-%

The following table presents a summary of the changes in the fair value of the Private Warrants and Representative’s Warrants, a Level 3 liability, measured on a recurring basis.

Warrant Liability
Fair value, December 31, 2020	$1,156,512
Gain on change in fair value (1)	(877,441)
Fair value, September 30, 2021	$279,071

(1)	Represents the non-cash gain on change in valuation of the Private Warrants and Representative’s Warrants and is included in Gain on change in fair value of warrant liability on the statement of operations.

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

For the nine months ended September 30, 2021, we had a net loss of $493,140 consisting of formation and operating costs of $1,388,116 offset by investment income of $17,535 and change in fair value in warrant liabilities of $877,441.

For the three months ended September 30, 2021, we had a net loss of $494,144 consisting of formation and operating costs of $621,083 offset by investment income of $1,178 and change in fair value in warrant liabilities of $125,761.

Liquidity and Capital Resources

As of September 30, 2021, the Company had cash outside the Trust Account of $412,048 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of September 30, 2021 and December 31, 2020, none of the amount in the Trust Account was available to be withdrawn as described above.

Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, and the remaining net proceeds from the IPO and the sale of Private Placement Units.

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

Off-Balance Sheet Financing Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

We account for the Public Warrants, Private Warrants, Rights and Representative Warrants (as defined in Note 5, 6 and 8) collectively (“Warrants”), as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to our own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

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

We account for the Private Warrants, Rights and Representative’s Warrants in accordance with ASC 815-40 under which the Warrants and FPAs do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Private Warrants, Rights and Representative’s Warrants has been estimated using the Monte Carlo simulation model.

We evaluated the Public Warrants in accordance with ASC 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” and concluded that they met the criteria for equity classification and are required to be recorded as part a component of additional paid-in capital at the time of issuance.

Class A Ordinary shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 9,000,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a deficiency in evaluating complex accounting issues which resulted in a revision of our December 31, 2020 financial statements.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the revision of our financial statements described in this Report had not yet been identified. Due solely to the events that led to our revision of our financial statements, management has identified a material weakness in internal controls related to the accounting for our private and representative warrants issued in connection with our initial public offering. In light of the revision of our financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Below is an updated biography for Ms. Christine Zhao, Chief Financial Officer and Director of Edoc, which updates the corresponding disclosure in “Item 10. Directors, Executive Officers and Corporate Governance” of the Company’s Annual Report on Form 10-K filed with the SEC on May 25, 2021:

Christine Zhao has served as the Company’s Chief Financial Officer and a member of the Company’s board of directors since September 2020. Ms. Zhao is a Venture Partner at Yuan Ming Capital, a cross-border healthcare focused VCPE fund, and previously served as a Managing Partner at the fund from September 2016 to September 2017. Additionally, since August 2021, Ms. Zhao has served as Managing Director and Chief Financial Officer for Tiedemann Advisors, a wealth management company based in New York, which in September 2021 announced that it had entered into a definitive business combination agreement with Alvarium Investments Limited and Cartesian Growth Corporation (NASDAQ: GLBL), a special purpose acquisition company, to combine and form Alvarium Tiedemann Holdings ("AlTi"). If the proposed business combination is consummated, Ms. Zhao will serve as Chief Financial Officer of AlTi. Ms. Zhao is a Board member of Nasdaq-listed bio-pharmaceutical company BeyondSpring Inc. (NASDAQ: BYSI), which develops innovative immuno-oncology cancer therapies, and D and Z Media Acquisition Corp. (NYSE: DNZ), a special purpose acquisition company that completed its initial public offering in January 2021. Previously, from November 2015 to December 2019, she served as Chief Financial Officer for two large PE-backed growth-stage companies, including Best Inc., a pre-IPO logistics technology company in China with major investors including Alibaba, Softbank, Goldman, IFC, among other large PE funds, which later priced its initial public offering at a valuation over $3 billion (NYSE: BEST). Prior to this, she served as a Managing Director of Bank of America Merrill Lynch and an Executive Director of JPMorgan, where she held senior positions at headquarters and global corporate and investment banking units, across a broad spectrum of functional areas including Treasury, liquidity products, capital management, risk management, and as regional CFO/COO in transaction banking and corporate banking units. She also worked at American Express in various capacities including corporate strategic planning and venture investing from March 2003 to March 2008. Early in her career, Ms. Zhao worked in investment banking at Goldman Sachs and in corporate finance/corporate development at FedEx. She has worked in New York, London, Singapore, Hong Kong and China, and has managed teams across four continents. Christine received an MBA from Harvard Business School in 2002, a master’s degree in Economics and Finance from University of Alabama in 1997 and a bachelor’s degree in Economics with distinction from Fudan University in China in 1995. She is a Board member of several non-profit organizations, including Volunteers of America - Greater New York, founded in 1896 and one of America's largest faith-based social service organizations with over $100mm budget, the Chinese Finance Association (TCFA) with over 7,000 members worldwide, and Asian Pacific American Advocates (OCA) Westchester & Hudson Valley Chapter. She’s also a founding Board member of the American Chinese Unite Care (ACUC), a charity coalition of 159 community organizations which raised $5.8mm funds and PPEs for the tri-state area medical workers and first-responders in Covid-19 relief between March-May 2020.. The Company believes that Ms. Zhao is well qualified to serve as a member of the Company’s board of directors due to her experience in strategy and investing acquired over the course of her career spent working in private equity, as a financial officer and as an investment banker.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDOC ACQUISITION CORP.

Date: October 19, 2021	By:	/s/ Kevin Chen
	Name:	Kevin Chen
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 19, 2021	By:	/s/ Christine Zhao
	Name:	Christine Zhao
	Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)