Form 10-K/A
period 2020-12-31
Edoc Acquisition Corp.
filed 2022-01-14
CIK 1824884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

i

EXPLANATORY NOTE

EDOC Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Annual Report on Form 10-K, or this Amendment, to amend our Annual Report on Form 10-K for the year ended December 30, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on May 25, 2021, or the “Original Filing,” to restate our financial statements as of and for the year ended December 31, 2020 included in the Original Filing (the “Original Financial Statements”).

The management of the Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable Class A Ordinary Shares, par value $0.0001 per share (the “Class A Ordinary Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on November 12, 2020. Historically, a portion of the Class A Ordinary Shares were classified as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company would consummate its initial business combination only if it had net tangible assets of at least $5,000,001. Pursuant to such re-evaluation, the Company’s management, in consultation with its advisors, has determined that the Class A Ordinary Shares include certain provisions that require the re-classification of the Class A Ordinary Shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination.

As a result, on January 11, 2022, after consultation with Marcum LLP, the Company’s management and the audit committee of the Company’s board of directors concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included in this Amendment. In addition, Item 7 - Management Discussion & Analysis, Item 2 - Risk Factors, and Item 9A – Controls and Procedures, have been updated to detail further disclosure of the effects and actions taken by the Company’s management and board of directors.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officers and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and, accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the date of the Original Filing or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein have the meanings ascribed to such terms in the Original Filing.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement, certain updates to disclosures relating to management’s activities outside of the Company and certain corrections in Item 12 forth below. The following items have been amended as a result of the above-mentioned revisions:

●	Part I – Item 1A. Risk Factors.

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part II – Item 8. Financial Statements and Supplementary Data.

●	Part II – Item 9A. Controls and Procedures.

●	Part II – Item 9B. Other Information.

●	Part III – Item 10. Directors, Executive Officers and Corporate Governance

●	Part III – Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after May 25, 2021, the date of the filing with the SEC of the Original Filing, except to the extent they are otherwise required to be included and discussed herein, and does not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings with the SEC after the date hereof.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the company;

●	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to our Class B ordinary shares initially issued to the initial shareholders (as defined below), and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“I-Bankers” are to I-Bankers Securities, Inc., the representative of the underwriters;

●	“I-Bankers units” are to the 65,000 units we sold privately to I-Bankers and/or its designees simultaneously with the closing of our initial public offering;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on November 12, 2020;

●	“initial shareholders” are to our sponsor (as defined below), and any of our officers or directors that hold founder shares;

●	“insider units” are to the 414,000 units we sold privately to our sponsor and/or its designees simultaneously with the closing of our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“ordinary shares” are to the Class A ordinary shares and Class B ordinary shares;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private shares,” “private rights” and “private warrants” are to the Class A ordinary shares, rights and warrants, respectively, included within the private units;

●	“private units” are to the insider units and the I-Bankers units, which private placement units are identical to the units sold in our initial public offering, subject to certain limited exceptions as described in the prospectus for our initial public offering;

●	“public rights” are to the rights sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);

●	“public shares” are to Class A ordinary shares which were sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and references to “public shareholders” are to the holders of our public shares, including our initial shareholders to the extent our initial shareholders purchased public shares, provided that their status as “public shareholders” shall exist only with respect to such public shares;

●	“public warrants” are to the redeemable warrants which were sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);

●	“Registration Statement” are to the Form S-1 filed with the SEC on September 15, 2020, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2020;

●	“representative’s warrants” are to the warrant to purchase up to 450,000 Class A ordinary shares issued to I-Bankers as part of compensation for services in connection with our initial public offering;

●	“rights” are to the rights which were sold as part of the units in our initial public offering as well as the concurrent private placement;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to American Physicians LLC, a Delaware limited liability company, the sole manager of which is Xiaoping Becky Zhang;

●	“trust account” are to the trust account in which an amount of $91,530,000 ($10.17 per unit) from the net proceeds of the sale of the units and private placement units in the initial public offering was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one Class A ordinary share, one right and one redeemable warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private warrants and warrants underlying units issued upon conversion of working capital loans to the extent they are no longer held by the initial purchasers of the private warrants or members of our management team (or their permitted transferees), in each case after our initial business combination; and

●	“we,” “us,” “Company” or “our Company” are to Edoc Acquisition Corp., a Cayman Islands business company with limited liability.

v

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

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock, shares or other equity interests in the target business for our shares or for a combination of shares of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

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

Additionally, as a result of certain revisions in the accounting of our warrants, we may be exposed to the following risks:

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

We identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management also evaluates the effectiveness of our internal controls and we will disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this report, we have identified, in light of the prior reclassification of certain warrants from equity to liability, as well as the reclassification of our redeemable Class A ordinary shares as temporary equity, a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

PART II

Item 5. Market for Registrant’s Ordinary Shares, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

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

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

On November 12, 2020, the Company consummated its initial public offering of 9,000,000 units. Each unit consists of one Class A ordinary share, one right, and one public warrant, with each right entitling the holder thereof to receive one-tenth of one Class A ordinary share upon the consummation of an initial business combination, and with each warrant entitling the holder thereof to purchase one-half of one Class A ordinary share for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $90,000,000.

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

Overview

We are a blank check company incorporated on August 20, 2020 as a Cayman Islands corporation and formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We consummated our Public Offering (as defined below) on November 12, 2020 and are currently in the process of locating suitable targets for our business combination. We intend to use the cash proceeds from our Public Offering and the Private Placement described below as well as additional issuances, if any, of our capital shares, debt or a combination of cash, shares and debt to complete the Business Combination.

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

Offering Costs Associated with IPO, restated

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. These offering costs were allocated to the separable financial instruments issued in the IPO on a relative fair value basis compared to total proceeds received. Accordingly, on December 31, 2020, offering costs totaling $3,246,381 have been charged to temporary equity, outside of the shareholders’ deficit (consisting of $1,575,000 of underwriting fee, the fair value of the representative’s warrants of $424,270, the fair value of representative’s shares $653,250 and $593,861 of other cash offering costs).

Class A Ordinary Shares Subject to Possible Redemption, restated

We account for our ordinary shares subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 9,000,000 ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of our balance sheet.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from August 20, 2020 (inception) through December 31, 2020, covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the revision of our financial statements described in this Report had not yet been identified. Due solely to the events that led to our revision of our financial statements, management has identified a material weakness in internal controls over financial reporting of complex financial instruments related to the accounting for our private warrants, representative’s warrants as well as redeemable shares issued in connection with our initial public offering, as described in Note 2 to the Notes to Consolidated Financial Statements entitled “Revision of Previously Issued Financial Statements.” In light of the revision of our financial statements included in this Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

Item 9B. Other Information.

As previously disclosed on a Form 8-K filed by us with the SEC on November 13, 2020, as amended, in connection with our initial public offering, we entered into a letter agreement, dated November 9, 2020, with our Sponsor and our officers and directors (the “Letter Agreement”). The Letter Agreement, among other things, imposed certain restrictions on our insiders and our securities held by such persons.

On January 14, 2022, Kevin Chen, our Chairman of the board of directors and Chief Executive Officer, and I-Bankers entered into a waiver agreement (the “Insider Waiver Letter”) to partially waive Mr. Chen’s compliance with Section 15 of the Letter Agreement with respect to his ability to become involved in another blank check company prior to our announcement of an agreement to conduct a business combination.

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

The experience of our directors and executive officers is as follows:

Kevin Chen has been our Chairman of the board of directors and Chief Executive Officer since September 2020. Mr. Chen has been serving as Chief Investment Officer and Chief Economist of Horizon Financial, a New York based investment management company that offers cross-border investment solutions to global financial institutions and individuals, since May 2018, where he is responsible for advising clients in investing healthcare facilities in the United States. Since November 2021, Mr. Chen has been a board member of InFinT Acquisition Corporation (NYSE: IFIN.U), a special purpose acquisition company that completed its initial public offering in November 23, 2021. Mr. Chen has also been serving as a board member of Horizon Global Access Fund (Cayman), a segregate portfolio of Flagship Healthcare Properties Fund, a leading U.S. Heathcare REIT, since February 2019. Previously Kevin served as a senior portfolio manager of Credit Agricole/Amundi Asset Management until October 2015, a director of Asset Allocation of Morgan Stanley from August 2004 to August 2008, and a manager of China Development Bank from September 1998 to August 2000. Kevin is Co-Founder and Vice-Chairman of the Absolute Return Investment Management Association of China. Kevin has also been a guest speaker at Harvard University, Fordham University, Pace University, and IESE Business School. He is a former member of the Adjunct Advisory Committee and former Interim Head of the Private Sector Concentration program of Master of Science in Global Affairs, New York University, and has been an adjunct professor there since 2012. He is a Member of the Economic Club of New York, Co-Chair of the New York Finance Forum, Fellow of the Foreign Policy Association, Member of the Bretton Woods Committee, Editorial Advisory Board Member of the Global Commodity Applied Research Digest (GCARD) at JP Morgan Center for Commodities (JPMCC) at the University of Colorado Denver Business School. Kevin obtained his PhD in Finance from the Financial Asset Management Engineering Center at University of Lausanne, Switzerland in 2005, Master’s degree in Finance, Center for Economic Research, Tilburg University in the Netherland in 2001, and B.A. degree in Economics from the Renmin University of China in China in 1998. We believe Mr. Chen is well qualified to serve as a director due to his experience in financing and investing acquired over the course of his career spent working in financial institutions.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of May 20, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

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

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
American Physicians LLC(2)	414,000	4.33%	2,250,000	100.0%	22.56%
Kevin Chen(3)	--	--	--	--	--
Christine Zhao(3)	--	--	--	--	--
Bob Ai(3)	--	--	--	--	--
Gang Li(3)	--	--	--	--	--
Jiuji Yan(3)	--	--	--	--	--
All directors and officers as a group (Five individuals)(3)	--	--	--	--	--
Periscope Capital Inc. (4)	750,000	7.9%	--	--	6.4%
Mizuho Financial Group, Inc. (5)	890,000	9.3%	--	--	7.5%
Polar Asset Management Partners Inc. (6)	899,000	9.4%	--	--	7.6%
Karpus Investment Management (7)	1,254,075	13.1%	--	--	10.6%
Hudson Bay Capital Management LP (8)	500,000	5.2%	--	--	4.2%
Weiss Asset Management LP (9)	895,000	9.4%	--	--	7.6%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Edoc Acquisition Corp., 7612 Main Street Fishers, Suite 200, Victor, NY 14564.
(2)	Xiaoping Becky Zhang is the sole managing member of our sponsor. As a result, Ms. Zhang may be deemed to have voting and investment discretion with respect to the ordinary shares held by our sponsor.
(3)	Each of these officers and directors holds an interest in our sponsor and disclaims any beneficial interest other than to the extent of his or her pecuniary interest.
(4)	Periscope Capital Inc., the beneficial owner of 553,700 ordinary shares, acts as investment manager of, and exercises investment discretion with respect to, certain investment funds that collectively directly own 196,300 ordinary shares. The business address of Periscope Capital Inc. is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.
(5)	The business address is 1-5-5 Otemachi, Chivoda-ku, Tokyo 100-8176, Japan.
(6)	The business address is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.
(7)	The business address is 183 Sully’s Trail, Pittsford, NY 14534.
(8)	Hudson Bay Capital Management LP (the “Investment Manager”) serves as the investment manager to HB Strategies LLC, in whose name the securities reported herein are held. As such, the Investment Manager may be deemed to be the beneficial owner of all securities held by HB Strategies LLC. Sander Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities. The business address of the Investment Manager and Mr. Gerber is 777 Third Avenue, 30th Floor, New York, NY 10017.
(9)	599,650 shares reported for BIP GP LLC (“BIP GP”) include shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP is the sole general partner. Weiss Asset Management LP (“Weiss Asset Management”) is the sole investment manager to the Partnership. WAM GP is the sole general partner of Weiss Asset Management. Andrew M. Weiss, Ph.D. is the managing member of WAM GP LLC (“WAM GP”) and BIP GP. 895,000 shares reported for WAM GP, Mr. Weiss and Weiss Asset Management include shares beneficially owned by the Partnership (and reported BIP GP).

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

Our initial shareholders have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees as described below) until, with respect to 50% of the founder shares, the earlier of (i) six months after the date of the consummation of our initial business combination or (ii) the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share sub-divisions, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination, with respect to the remaining 50% of the founder shares, upon six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

EDOC Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet EDOC Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from August 20, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 20, 2020 (inception) through December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from August 20, 2020 (inception) through December 31, 2020 have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020

New York, NY

May 24, 2021, except for the effects of the restatement discussed in Notes 2 and Note 3 as to which the date is January 14, 2022.

EDOC ACQUISTION CORP.
BALANCE SHEET

DECEMBER 31, 2020
 (AS RESTATED)

Assets:
Current assets:
Cash	$1,000,730
Prepaid expenses	97,498
Total current assets	1,098,228
Cash and marketable securities held in Trust Account	91,538,680
Total Assets	$92,636,908

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$53,680
Due to related party	17,000
Total current liabilities	70,680
Warrant liability	1,156,512
Total Liabilities	1,227,192

Commitments and Contingencies	-

Class A ordinary shares subject to possible redemption, 9,000,000 shares at $10.17	91,530,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 554,000 shares issued and outstanding at December 31, 2020 (excluding 9,000,000 shares subject to possible redemption)	55
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,250,000 shares issued and outstanding at December 31, 2020	225
Additional paid-in capital	444,734
Accumulated deficit	(565,298)
Total Shareholders’ Deficit	(120,284)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$92,636,908

See accompanying notes to financial statements.

EDOC ACQUISTION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

General and administrative expenses	$89,341
Loss from operations	(89,341)
Other income (expenses):
Amortized interest on marketable securities held in Trust Account	8,680
Change in fair value of warrants	(484,637)
Total other income	(475,957)

Net Loss	$(565,298)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	3,834,783
Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$(0.08)
Basic and diluted weighted average shares outstanding, ordinary shares	2,960,283
Basic and diluted net loss per share, ordinary shares	$(0.08)

See accompanying notes to financial statements.

EDOC ACQUISTION CORP.
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

	Ordinary shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—August 20, 2020 (Inception)	—	$—	—	$—	$—	$—	—

Class B ordinary shares issued to Sponsor	—	—	2,587,500	259	24,741	—	25,000
Forfeiture of Class B ordinary shares	—	—	(337,500)	(34)	34	—	—

Sale of 479,000 Private Placement Units on November 12, 2020	479,000	48	—	—	4,542,347	—	4,542,395

Sale of 75,000 Representative shares on November 12, 2020	75,000	7	—	—	743		750
Fair value of Representative shares	—	—	—	—	653,250	—	653,250

Net loss	—	—	—	—	—	(565,298)	(565,298)
Accretion of Class A Ordinary Shares to Redemption Value	—	—	—	—	(4,776,381)	—	(4,776,381)
Balance—December 31, 2020	554,000	$55	2,250,000	$225	$444,734	$(565,298)	$(120,284)

See accompanying notes to financial statements.

EDOC ACQUISTION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM AUGUST 20, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED)

Cash flows from operating activities:
Net loss	$(565,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortized interest on cash and Treasury securities held in Trust Account	(8,680)
Change in Fair Value of Warrant Liability	484,637
Changes in operating assets and liabilities:
Prepaid expenses	(97,498)
Accounts payable and accrued expenses	53,680
Due to related party	17,000
Net cash used in operating activities	(116,159)
Cash flows from investing activities:
Purchase of investments and marketable securities held in Trust	(91,530,000)
Net cash used in investing activities	(91,530,000)
Cash flows from financing activities:
Proceeds from sale of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriters’ discount	88,425,000
Proceeds from issuance of Private Placement shares	4,790,000
Proceeds from sale of Representative shares	750
Proceeds from Promissory Note - Related Party	177,591
Repayment of Promissory Note - Related Party	(177,591)
Payment of offering costs	(593,861)
Net cash provided by financing activities	92,646,889
Net change in cash	1,000,730
Cash, beginning of the period	—
Cash, end of period	$1,000,730
Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:

Accretion of Class A Ordinary Shares to Redemption Value	$4,776,381
Fair value of Representative Shares credited to additional paid-in capital	$653,250

See accompanying notes to financial statements.

EDOC ACQUISTION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

EDOC Acquisition Corp. (the “Company”) was incorporated in the Cayman Islands on August 20, 2020. The Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While the Company may pursue an acquisition opportunity in any industry or geographic region, the Company intends to focus on businesses primarily operating in the health care and health care provider space in North America and Asia-Pacific.

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

The Company’s sponsor is American Physicians LLC (the “Sponsor”).

Financing

The registration statement for the Company’s initial public offering was declared effective on November 9, 2020 (the “Effective Date”). On November 12, 2020, the Company consummated the initial public offering of 9,000,000 units (each, a “Unit” and collectively, the “Units”) at $10.00 per Unit (the “Initial Public Offering” or “IPO”), which is discussed in Note 4. Simultaneously with the closing of the IPO, the Company consummated the sale of 479,000 private placement units (“Private Unit)” and collectively, the “Private Units”), at a price of $10.00 per per unit. Of the 479,000 private placement units, 65,000 units, or the “representative units” were purchased by I-Banker (and/or its designees). In addition, the Company’s sponsor agreed, pursuant to a letter agreement to purchase up to 3,750,000 of the Company’s rights in the open market at a market price not to exceed $0.20 per right. I-Bankers also agreed to purchase up to 1,250,000 of the Company’s rights in the open market at a market price not to exceed $0.20 per right, which is discussed in Note 7.

Transaction costs of the IPO amounted to $3,246,381, consisting of $1,575,000 of cash underwriting fees, the fair value of the representative’s warrants of $424,270, the fair value of representative’s shares $653,250 and $593,861 of other cash offering costs.

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

The Company anticipates that the $1,000,730 outside of the Trust Account as of December 31, 2020, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Note 2 —Revision and restatement of Previously Issued Financial Statements

Revision of Previously Issued Financial Statements

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

Impact of the Revision

The impact to the balance sheet dated November 12, 2020, filed on Form 8-K on November 18, 2020 related to the impact of accounting for public and private warrants as liabilities at fair value resulted in an approximately $0.7 million increase to the warrant liabilities line item on November 12, 2020 and offsetting decrease to the ordinary shares subject to redemption mezzanine equity line item. There is no change to total shareholders’ equity at any reported balance sheet date.

Balance Sheet as of November 12, 2020 (filed on November 18, 2020)	As Previously	Revision
	Reported	Adjustment	As Revised
Total assets	$92,751,423	$-	$92,751,423
Liabilities and shareholders’ equity
Total current liabilities	$77,210	$-	$77,210
Warrant liabilities	-	671,875	671,875
Total liabilities	77,210	671,875	749,085
Class A ordinary shares, $0.0001 par value; 8,554,802 shares subject to possible redemption	87,674,212	(671,875)	87,002,337
Shareholders’ equity	-	-	-
Preference shares- $0.0001 par value	-	-	-
Class A ordinary share - $0.0001 par value	94	7	101
Class B ordinary shares - $0.0001 par value	259		259
Additional paid-in-capital	5,009,301	(7)	5,009,294
Accumulated deficit	(9,653)	-	(9,653)
Total shareholders’ equity	5,000,001	-	5,000,001
Total liabilities and shareholders’ equity	$92,751,423	$-	$92,751,423

Restatement of Previously Issued Financial Statements

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

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impact were material to the previously presented financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be restated to report all public shares as temporary equity. These financial statements restate the Company’s previously issued audited financial statements covering the periods through December 31, 2020.

Impact of the Restatements

The change in presentation does not impact the overall Statement of Operations (“Income Statement”) as it is a balance sheet only reclassification; however, it does have implications for the Earnings per Share (“EPS”) calculation shown on the face of the Income Statement. Previously the Earnings per Share calculation allocated income separately to the redeemable shares and non-redeemable shares. Prospectively, the calculation will allocate income on a pro rata basis across these classes.

The impacts to the financial statements as of December 31, 2020 are presented below:

	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Class A ordinary shares subject to possible redemption, $0.0001 par value; redemption value of $10.17	$86,409,715	$5,120,285	$91,530,000
Shareholders’ equity (deficit)
Class A ordinary shares - $0.0001 par value	105	(50)	55
Class B ordinary shares - $0.0001 par value	225	—	225
Additional paid-in capital	5,564,969	(5,120,235)	444,734
Accumulated deficit	(565,298)	—	(565,298)
Total shareholders’ equity (deficit)	$5,000,001	$(5,120,285)	$(120,284)
Shares subject to possible redemption	8,496,531	503,469	9,000,000

Statement of Operations
Weighted average shares outstanding, redeemable Class A ordinary shares	8,554,802	(4,720,019)	3,834,783
Basic and diluted net income (loss) per share, redeemable Class A ordinary shares	$0.00	$(0.08)	$(0.08)
Weighted average shares outstanding, non-redeemable ordinary shares	2,618,126	342,157	2,960,283
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.22)	$0.14	$(0.08)

Statement of Changes in Shareholders’ Equity (Deficit)(1)
Ordinary Class A - Shares	1,057,469	(1,057,469)	—
Sale of 9,000,000 Units on November 12, 2020 through public offering	90,000,000	(90,000,000)	—
Underwriters’ discount	(1,575,000)	1,575,000	—
Cash offering costs	(593,861)	593,861	—
Non-cash offering costs – representative warrants	(424,270)	424,270	—
Non-cash offering costs – representative shares	(653,250)	653,250	—
Class A ordinary shares subject to possible redemption	(86,409,715)	86,409,715	—
Accretion of Class A Ordinary Shares to Redemption Value	—	(4,776,381)	(4,776,381)

Statement of Cash Flows
Initial value of ordinary shares subject to possible redemption	$87,002,337	$(87,002,337)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(592,622)	$592,622	$—
Accretion of Class A ordinary shares to redemption value	$—	$4,776,381	$4,776,381

(1)	The changes to Ordinary Class A – Amount, Additional Paid-in Capital, Accumulated Deficit and Total Shareholders’ Equity (Deficit) lines shown in the Balance Sheet are also included in the restatement to the Statement of Changes in Shareholders’ Equity (Deficit) in addition to those shown here.

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

Offering Costs Associated with IPO, restated

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering. These offering costs were allocated to the separable financial instruments issued in the IPO on a relative fair value basis compared to total proceeds received. Accordingly, on December 31, 2020, offering costs totaling $3,246,381 have been charged to temporary equity, outside of shareholders’ deficit (consisting of $1,575,000 of underwriting fee, the fair value of the representative’s warrants of $424,270, the fair value of representative’s shares $653,250 and $593,861 of other cash offering costs).

Class A Ordinary shares Subject to Possible Redemption, restated

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 9,000,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

The Class A ordinary shares are accounted for in accordance to codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary share resulted in charges against additional paid-in capital and accumulated deficit.

As of December 31, 2020, the ordinary share reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$90,000,000
Less:
Ordinary share issuance costs	(3,246,381)

Plus:
Accretion of carrying value to redemption value	4,776,381

Contingently redeemable ordinary shares	$91,530,000

Net Loss Per Ordinary Share, restated

The Company has two classes of shares, which are referred to as Class A ordinary share and Class B ordinary share. Earnings and losses are shared pro rata between the two classes of shares. The 5,912,400 potential ordinary shares related to outstanding warrants and rights to purchase the Company’s shares were excluded from diluted earnings per share for the twelve months ended December 31, 2020 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

For the period from August 20, 2020 (inception) to December 31, 2020
Ordinary shares subject to possible redemption
Numerator:
Net loss allocable to Class A ordinary shares subject to possible redemption	$(319,025)
Denominator:
Weighted Average Redeemable Class A Ordinary shares, Basic and Diluted	3,834,783
Basic and Diluted net loss per share, Redeemable Class A Ordinary shares	$(0.08)

Non-Redeemable Ordinary shares
Numerator:
Net loss allocable to Class B ordinary shares not subject to redemption	$(246,273)
Denominator:
Weighted Average Non-Redeemable Ordinary shares, Basic and Diluted	2,960,283
Basic and diluted net loss per share, ordinary shares	$(0.08)

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

Note 6—Related Party Transactions

Founder Shares

In September 2020, the Sponsor subscribed 2,875,000 shares of the Company’s Class B ordinary shares for $25,000, or approximately $0.01 per share, in connection with formation. On November 9, 2020, the Sponsor surrendered an aggregate of 287,500 founder shares, which were cancelled, resulting in an aggregate of 2,587,500 founder shares outstanding and held by the Sponsor (see Note 9). The founder shares include an aggregate of up to 337,500 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On December 24, 2020, 337,500 shares were forfeited as the over-allotment option was not exercised by the underwriters.

The initial shareholders, have agreed, subject to limited exceptions, not to transfer, assign or sell 50% of their founder shares until the earlier of (i) six months after the date of the consummation of the initial business combination or (ii) the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for share sub-divisions, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the founder shares may not be transferred, assigned or sold until six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property

The Company’s Sponsor, officers, directors, and Representative have agreed to (i) waive their redemption rights with respect to their founder shares, private shares, and public shares in connection with the completion of the Company’s initial business combination, (ii) waive their redemption rights with respect to the founder shares, private shares, and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial business combination within 12 months (or up to 18 months if the Company extends the period of time) from the closing of this offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete its initial business combination within 12 months (or up to 18 months if the Company extends the period of time) from the close of the IPO on November 12, 2020. In addition, the Company’s Sponsor, officers, directors, and Representative have agreed to vote any founder shares, private shares, and public shares held by them and any public shares purchased during or after this offering (including in open market and privately negotiated transactions) in favor of the Company’s initial business combination.

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

Underwriting Agreement

On November 12, 2020, the Company issued to the underwriter (and/or its designees) (the “Representative”) 75,000 shares of Class A ordinary shares for $0.01 per share (the “Representative Shares”). The fair value of the Representative Shares was estimated to $653,250 and were treated as underwriters’ compensation and charged directly to shareholders’ deficit.

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

The Company may call the warrants for redemption (excluding the private warrants, and any outstanding Representative’s Warrants, and any warrants underlying units issued to the Sponsor, initial shareholders, officers, directors or their affiliates in payment of Working Capital Loans made to the Company), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder,

●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations), for any 20 trading days within a 30 trading day period ending on the third trading business day prior to the notice of redemption to warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the issuance of the Class A ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day until the date of redemption.

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

Note 9 - Shareholders’ Deficit

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preferred shares at par value of $0.0001 each. At December 31, 2020, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2020, there were 554,000 Class A ordinary shares issued and outstanding, excluding 9,000,000 Class A ordinary shares subject to possible redemption.

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

The Company’s initial shareholders have agreed not to transfer, assign or sell 50% its founder shares until the earlier to occur of (i) six months after the date of the consummation of the initial Business Combination or (ii) the date on which the closing price of the Company’s Class A ordinary shares equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination and the remaining 50% of the founder shares may not be transferred, assigned or sold until six months after the date of the consummation of the initial Business Combination, or earlier, in either case, if, subsequent to the initial Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the shareholders having the right to exchange their shares for cash, securities or other property.

The Class B ordinary shares will automatically convert into the Company’s Class A ordinary shares at the time of its initial Business Combination on a one-for-one basis, subject to adjustment for share splits, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all shares of Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of ordinary shares outstanding upon the completion of the IPO plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination or any private placement-equivalent units issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of November 9, 2020, by and between the Company and I-Bankers (2)
3.1	Amended and Restated Memorandum and Articles of Association (2)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Ordinary Shares Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Specimen Right Certificate (2)
4.5	Warrant Agreement, dated as of November 9, 2020, by and between Continental Stock Transfer & Trust Company and the Company (2)
4.6	Rights Agreement, dated as of November 9, 2020, by and between Continental Stock Transfer & Trust Company and the Company (2)
4.7	Form of Representative’s Warrants (2)
4.8	Description of Registered Securities.*
10.1	Letter Agreement, dated as of November 9, 2020, by and among the Company, and each of the initial shareholders, directors and officers of the Company (2)
10.2	Investment Management Trust Agreement, dated as of November 9, 2020, by and between Continental Stock Transfer & Trust Company and the Company (2)
10.3	Letter Agreement, dated as of November 9, 2020, by and between American Physicians LLC and the Registrant regarding administrative support (2)
10.4	Securities Purchase Agreement between the Company and the Sponsor (1)
10.5	Unit Subscription Agreement, dated as of November 9, 2020, by and between the Company and American Physicians LLC (2)
10.6	Unit Subscription Agreement, dated as of November 9, 2020, by and between the Registrant and I-Bankers (2)
10.7	Registration Rights Agreement, dated as of November 9, 2020, by and between the Company and certain securityholders (2)
10.8	Business Combination Marketing Agreement, dated as of November 9, 2020, by and by and between the Company and I-Bankers (2)
10.9	Indemnity Agreement, dated as of November 9, 2020, by and between the Company and Bob Ai (2)
10.10	Indemnity Agreement, dated as of November 9, 2020, by and between the Company and Christine Zhao (2)
10.11	Indemnity Agreement, dated as of November 9, 2020, by and between the Company and Gang Li (2)
10.12	Indemnity Agreement, dated as of November 9, 2020, by and between the Company and Jiuji Yan (2)
10.13	Indemnity Agreement, dated as of November 9, 2020, by and between the Company and Kevin Chen (2)
10.14	10b5-1 plan between Sponsor and ED&F Man Capital Markets Inc., dated as of November 9, 2020 (2)
10.15	10b5-1 plan between I-Bankers and ED&F Man Capital Markets Inc., dated as of November 9, 2020 (2)
10.16	Waiver Letter, dated January 5, 2021 by and among the Company, Christine Zhao, and I-Bankers Securities, Inc.(3)
10.17	Termination Agreement, dated March 31, 2021, by and between the Company and American Physicians LLC(4)
10.18	Waiver Letter dated January 14, 2022 by and among the Company, Kevin Chen, and I-Bankers Securities, Inc.*
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on October 19, 2020.

(2)	Incorporated by reference to the Company’s Form 8-K/A, filed with the SEC on November 16, 2020.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 5, 2021.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on April 6, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 14, 2022	Edoc Acquisition Corp.

	By:	/s/ Kevin Chen
	Name:	Kevin Chen
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Kevin Chen Kevin Chen	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	January 14, 2022

/s/ Christine Zhao	Chief Financial Officer and Director	January 14, 2022
Christine Zhao	(Principal Financial and Accounting Officer)

/s/ Bob Ai	Director	January 14, 2022
Bob Ai

/s/ Gang Li	Director	January 14, 2022
Gang Li

/s/ Jiuji Yan	Director	January 14, 2022
Jiuji Yan