Form 10-Q/A
period 2021-03-31
Edoc Acquisition Corp.
filed 2022-01-21
CIK 1824884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment 1

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

EDOC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

Item 1. Financial Statements

EDOC ACQUISTION CORP.
CONDENSED BALANCE SHEETS
(RESTATED)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$727,773	$1,000,730
Prepaid expenses	311,831	97,498
Total current assets	1,047,599	1,098,228
Cash and marketable securities held in Trust Account	91,550,549	91,538,680
Total Assets	$92,590,153	$92,636,908

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable and accrued expenses	$133,680	$53,680
Due to related party	—	17,000
Total current liabilities	133,680	70,680
Warrant liability	420,123	1,156,512
Total Liabilities	$553,803	$1,227,192

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 9,000,000 shares at $10.17	91,530,000	91,530,000

Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 554,000 issued and outstanding (excluding 9,000,000 shares subject to possible redemption)	55	55
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,250,000 and 2,250,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	225	225
Additional paid-in capital	444,734	444,734
Retained earnings (Accumulated deficit)	61,336	(565,298)
Total Shareholders’ Equity (Deficit)	506,350	(120,284)
Total Liabilities and Shareholders’ Equity (Deficit)	$92,590,153	$92,636,908

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.
CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED AND RESTATED)

Formation and operating costs	$121,624
Loss from operations	(121,624)
Other income (expenses):
Amortized interest on marketable securities held in Trust Account	11,869
Change in fair value of warrants	736,389
Total other income	748,258
Net Income	$626,634

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	9,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.05
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	2,804,000
Basic and diluted net income per share, non-redeemable ordinary shares	$0.05

See accompanying notes to financial statements.

EDOC ACQUISTION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED AND RESTATED)

	Ordinary shares				Additional	Retained Earnings	Total Shareholders’
	Class A		Class B		Paid-In	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance—December 31, 2020	554,000	$55	2,250,000	$225	$444,734	$(565,298)	(120,284)

Net income						626,634	626,634

Balance—March 31, 2021	554,000	$55	2,250,000	$225	$444,734	$61,336	$506,350

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.
CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED AND RESTATED)

Cash flows from operating activities:
Net Income	$626,634
Adjustments to reconcile net income to net cash used in operating activities:
Amortized interest on cash and Treasury securities held in Trust Account	(11,869)
Change in Fair Value of Warrant Liability	(736,389)
Changes in operating assets and liabilities:
Prepaid expenses	(214,333)
Due to related party	(17,000)
Accounts payable and accrued expenses	80,000
Net cash used in operating activities	(272,957)
Net change in cash	(272,957)
Cash, beginning of the period	1,000,730
Cash, end of period	$727,773

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.
NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

(UNAUDITED AND RESTATED)

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 479,000 private placement units (“Private Unit)” and collectively, the “Private Units”), at a price of $10.00 per unit. Of the 479,000 private placement units, 65,000 units, or the “representative units” were purchased by I-Banker (and/or its designees), which is discussed in Note 5. In addition, the Company’s sponsor agreed, pursuant to a letter agreement to purchase up to 3,750,000 of the Company’s rights in the open market at a market price not to exceed $0.20 per right. I-Bankers also agreed to purchase up to 1,250,000 of the Company’s rights in the open market at a market price not to exceed $0.20 per right, which is discussed in Note 7.

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

The Sponsor, officers and directors and Representative (defined in Note 5) have agreed to (i) waive their redemption rights with respect to their founder shares, private shares, and public shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their founder shares, private shares, and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares and private shares if the Company fails to complete the initial business combination within the Combination Period.

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

Note 2—Restatement of Previously Issued Financial Statements

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

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the impact of such changes previously issued financial statements was material. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be restated to report all public shares as temporary equity.

Impact of the Restatements

The change in presentation does not impact the overall Statement of Operations (“Income Statement”) as it is a balance sheet only reclassification; however, it does have implications for the Earnings per Share (“EPS”) calculation shown on the face of the Income Statement. Previously the Earnings per Share calculation allocated income separately to the redeemable shares and non-redeemable shares. As a result of the restatement, net income is allocated on pro-rata basis across these classes.

The impact of the restatement to the previously filed financial statements as of March 31, 2021 is as follows:

	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Class A ordinary shares subject to possible redemption, $0.0001 par value; redemption value of $10.17	$87,036,350	$4,493,650	$91,530,000
Shareholders’ equity
Class A ordinary shares - $0.0001 par value	99	(44)	55
Class B ordinary shares - $0.0001 par value	225	—	225
Additional paid-in capital	4,938,340	(4,493,606)	444,734
Retained earnings	61,336	—	61,336
Total shareholders’ equity	$5,000,000	$(4,493,650)	$506,350
Shares subject to possible redemption	8,558,147	441,853	9,000,000

Statement of Operations
Weighted average shares outstanding, redeemable Class A ordinary shares	8,496,531	503,469	9,000,000
Basic and diluted net income per share, redeemable Class A ordinary shares	$0.00	$0.05	$0.05
Weighted average shares outstanding, non-redeemable ordinary shares	3,307,469	(503,469)	2,804,000
Basic and diluted net income per share, non-redeemable ordinary shares	$0.19	$(0.14)	$0.05

Statement of Changes in Shareholders’ Equity (Deficit)(1)
Ordinary Class A - Shares	995,853	(995,853)	—
Class A ordinary shares subject to possible redemption	(626,635)	626,635	—

Statement of Cash Flows
Change in value of Class A ordinary shares subject to possible redemption	626,635	(626,635)	—

(1)	The changes to Ordinary Class A – Amount, Additional Paid-in Capital, Retained Earnings (Accumulated Deficit) and Total Shareholders’ Equity (Deficit) lines shown in the Balance Sheet are also included in the restatement to the Statement of Changes in Shareholders’ Equity (Deficit) in addition to those shown here.

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

Class A Ordinary shares Subject to Possible Redemption, restated

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 9,000,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income Per Ordinary Share, restated

Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income per ordinary share does not consider the effect of the warrants and rights issued in connection with the (i) IPO since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants and rights are exercisable for 6,137,400 shares of Class A ordinary shares in the aggregate.

For the three months ended March 31, 2021
Ordinary shares subject to possible redemption
Numerator:
Net income allocable to Class A ordinary shares subject to possible redemption	$477,779
Denominator:
Weighted Average Redeemable Class A Ordinary shares, Basic and Diluted	9,000,000
Basic and Diluted net income per share, Redeemable Class A Ordinary shares	$0.05

Non-Redeemable Ordinary shares
Numerator:
Net loss allocable to Class B ordinary shares not subject to redemption	$148,855
Denominator:
Weighted Average Non-Redeemable Ordinary shares, Basic and Diluted	2,804,000
Basic and diluted net loss per share, ordinary shares	$0.05

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

As of March 31, 2021, the over-allotment granted to the underwriters had expired unexercised. On November 12, 2020, the underwriters were paid a cash underwriting discount of 1.75% of the gross proceeds of the Initial Public Offering, or $1,575,000.

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

Note 8 —Warrants and Rights

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

Note 9—Shareholders’ Equity (Deficit), restated

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At March 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2021, there were 554,000 Class A ordinary shares issued and outstanding, excluding 9,000,000 Class A ordinary shares subject to possible redemption.

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

Warrant Derivative Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15.

We account for the Public Warrants, Private Warrants, Rights and Representative Warrants (as defined in Note 4, 5 and 7) collectively (“Warrants”), as either equity or liability-classified instruments based on an assessment of the specific terms of the Warrants and the applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to our own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and as of each subsequent quarterly period end date while the Warrants are outstanding.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) were not effective as of September 30, 2021, due to the material weakness in our internal control over financial reporting regarding the restatements related to complex financial instruments.

The restatements constitute a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

The restatement to the March 31, 2021 quarterly financial statements included in the Company’s Form 10-Q, was triggered by the fact that the Company’s shares are complex equity instruments with certain redemption provisions not solely within the control of the Company and thus require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares in permanent equity. The Company restated its financial statements to classify all Class A ordinary shares as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending March 31, 2021, covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Report had not yet been identified. Due solely to the events that led restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for our private and representative warrants as well as redeemable shares, which together represent a material weakness in control over complex financial instruments, issued in connection with our initial public offering. In light of the restatement of our financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

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

EDOC ACQUISITION CORP.

Date: January 20, 2022	By:	/s/ Kevin Chen
	Name:	Kevin Chen
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 20, 2022	By:	/s/ Christine Zhao
	Name:	Christine Zhao
	Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)