Form 10-Q/A
period 2021-06-30
Edoc Acquisition Corp.
filed 2022-01-21
CIK 1824884

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

As of January 20, 2022, there were 9,554,000 Class A ordinary shares, par value $0.0001 per share, and 2,250,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

EDOC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

Item 1. Financial Statements

EDOC ACQUISTION CORP.

CONDENSED BALANCE SHEETS

(RESTATED)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$567,940	$1,000,730
Prepaid expenses	170,982	97,498
Total current assets	738,922	1,098,228
Cash and marketable securities held in Trust Account	91,555,036	91,538,680
Total Assets	$92,293,958	$92,636,908

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$478,406	$53,680
Due to related party	—	17,000
Total current liabilities	478,406	70,680
Warrant liability	404,832	1,156,512
Total Liabilities	$883,238	$1,227,192

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 9,000,000 shares at $10.17 redemption value	91,530,000	91,530,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 554,000 issued and outstanding (excluding 9,000,000 shares subject to possible redemption)	55	55
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,250,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	225	225
Additional paid-in capital	444,734	444,734
Accumulated deficit	(564,294)	(565,298)
Total Shareholders’ Deficit	(119,280)	(120,284)
Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$92,293,958	$92,636,908

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED AND RESTATED)

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Formation and operating costs	$645,409	$767,033
Loss from operations	(645,409)	(767,033)
Other income (expenses):
Interest earned on marketable securities held in Trust Account	4,488	16,357
Change in fair value of warrants	15,291	751,680
Total other income	19,779	768,037
Net Income (Loss)	$(625,630)	$1,004

Weighted average shares outstanding, redeemable Class A ordinary shares	9,000,000	9,000,000
Basic and diluted net income (loss) per share, redeemable Class A ordinary shares	$(0.05)	$0.00
Weighted average shares outstanding, non-redeemable ordinary shares	2,804,000	2,804,000
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$(0.05)	$0.00

See accompanying notes to financial statements.

EDOC ACQUISTION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED AND RESTATED)

	Ordinary shares				Additional	Retained Earnings	Total Shareholders’
	Class A		Class B		Paid-In	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance—December 31, 2020	554,000	$55	2,250,000	$225	$444,734	$(565,298)	(120,284)
Net income						626,634	626,634
Balance—March 31, 2021	554,000	$55	2,250,000	$225	$444,734	$61,336	$506,350
Net loss	-	-	-	-	-	(625,630)	(625,630)
Balance – June 30, 2021	554,000	$55	2,250,000	$225	$444,734	$(564,294)	$(119,280)

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED AND RESTATED)

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

The Sponsor, officers and directors and Representative have agreed to (i) waive their redemption rights with respect to their founder shares, private shares, and public shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their founder shares, private shares, and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares and private shares if the Company fails to complete the initial business combination within the Combination Period.

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

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the  Company evaluated the changes and has determined that the impact of such changes on previously issued financial statements was material. Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued financial statements should be restated to report all public shares as temporary equity.

The impact of the restatement to the previously filed financial statements as of June 30, 2021, is as follows:

	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Class A ordinary shares subject to possible redemption, $0.0001 par value; redemption value of $10.17	$86,410,719	$5,119,281	$91,530,000
Shareholders’ equity (deficit)
Class A ordinary shares - $0.0001 par value	105	(50)	55
Class B ordinary shares - $0.0001 par value	225	—	225
Additional paid-in capital	5,653,965	(5,119,231)	444,734
Accumulated deficit	(564,294)	—	(564,294)
Total shareholders’ equity (deficit)	$5,000,001	$(5,119,281)	$(119,280)
Shares subject to possible redemption	8,496,629	503,371	9,000,000

Statement of Operations
For the three months ended
Weighted average shares outstanding, redeemable Class A ordinary shares	8,557,471	442,529	9,000,000
Basic and diluted net income (loss) per share, redeemable Class A ordinary shares	$0.00	$(0.05)	$(0.05)
Weighted average shares outstanding, non-redeemable ordinary shares	3,246,529	(442,529)	2,804,000
Basic and diluted net (loss) per share, non-redeemable ordinary shares	$(0.19)	$0.14	$(0.05)

For the six months ended
Weighted average shares outstanding, redeemable Class A ordinary shares	8,527,340	472,660	9,000,000
Basic and diluted net income per share, redeemable Class A ordinary shares	$0.00	$0.00	$0.00
Weighted average shares outstanding, non-redeemable ordinary shares	3,276,660	(472,660)	2,804,000
Basic and diluted net income (loss) per share, non-redeemable ordinary shares	$0.00	$0.00	$0.00

Statement of Changes in Shareholders’ Equity (Deficit)(1)
For the three months ended
Ordinary Class A - Shares	61,517	(61,517)	—
Class A ordinary shares subject to possible redemption	625,631	(625,631)	—

For the six months ended
Ordinary Class A - Shares	1,057,370	(1,057,370)	—
Class A ordinary shares subject to possible redemption	625,631	(625,631)	—

Statement of Cash Flows
Change in value of Class A ordinary shares subject to possible redemption	1,004	(1,004)	—

(1)	The changes to Ordinary Class A – Amount, Additional Paid-in Capital, Accumulated Deficit and Total Shareholders’ Equity (Deficit) lines shown in the Balance Sheet are also included in the restatement to the Statement of Changes in Shareholders’ Equity (Deficit) in addition to those shown here.

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

Class A Ordinary shares Subject to Possible Redemption, restated

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 9,000,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Ordinary Share, restated

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants and rights issued in connection with the (i) IPO since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants and rights are exercisable for 6,137,400 shares of Class A ordinary shares in the aggregate.

	For the Three Months ended June 30, 2021	For the Six Months ended June 30, 2021
Ordinary shares subject to possible redemption
Numerator:
Net loss allocable to Class A ordinary shares subject to possible redemption	(477,014)	766
Denominator:
Weighted Average Redeemable Class A Ordinary shares, Basic and Diluted	9,000,000	9,000,000
Basic and Diluted net loss per share, Redeemable Class A Ordinary shares	(0.05)	0.00

Non-Redeemable Ordinary shares
Numerator:
Net loss allocable to Class B ordinary shares not subject to redemption	(148,616)	238
Denominator:
Weighted Average Non-Redeemable Ordinary shares, Basic and Diluted	2,804,000	2,804,000
Basic and diluted net loss per share, ordinary shares	(0.05)	0.00

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

Note 9—Shareholders’ Equity (Deficit), restated

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At June 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were 554,000 Class A ordinary shares issued and outstanding, respectively, excluding 9,000,000 Class A ordinary shares subject to possible redemption, respectively.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2021, due to the material weakness in our internal control over financial reporting regarding the restatements related to complex financial instruments.

The restatements constitute a material weakness in our internal control over financial reporting. In the light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

The restatement to the June 30, 2021, quarterly financial statements included in the Company’s Form 10-Q, was triggered by the fact that the Company’s shares are complex equity instruments with certain redemption provisions not solely within the control of the Company and thus require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares in permanent equity. The Company restated its financial statements to classify all Class A ordinary shares as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

It is noted that the non-cash adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In the light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ending June 30, 2021, covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to and the restatement of our financial statements described in this Report had not yet been identified. Due solely to the events that led to restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for our private and representative warrants as well as redeemable shares, which together represent a material weakness in control over complex financial instruments, issued in connection with our initial public offering. In the light of the restatement of our financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.

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