Form 10-Q/A
period 2021-09-30
Edoc Acquisition Corp.
filed 2022-01-21
CIK 1824884

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

As of October 19, 2022, there were 9,554,000 Class A ordinary shares, par value $0.0001 per share, and 2,250,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

EDOC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Condensed Statements of Operations for the three months ended September 30, 2021 (unaudited) and the nine months ended September 30, 2021 (unaudited)	2

	Condensed Statement of Changes in Shareholders’ Equity for the three months ended September 30, 2021 (unaudited) and for the nine months ended September 30, 2021 (unaudited)	3

	Condensed Statement of Cash Flows for the nine months ended September 30, 2021 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited and restated)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Control and Procedures	22

PART II – OTHER INFORMATION		23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	25

SIGNATURES		26

i

Item 1. Financial Statements

EDOC ACQUISTION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Current assets:
Cash	$412,048	$1,000,730
Prepaid expenses	92,399	97,498
Total current assets	504,447	1,098,228
Cash and marketable securities held in Trust Account	91,556,215	91,538,680
Total Assets	$92,060,662	$92,636,908

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$865,277	$53,680
Due to related party	—	17,000
Total current liabilities	865,277	70,680
Warrant liability	279,071	1,156,512
Total Liabilities	$1,144,348	$1,227,192

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 9,000,000 shares at $10.17 redemption value at September 30, 2021 and December 31, 2020	91,530,000	91,530,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 554,000 issued and outstanding at September 30, 2021 and December 31, 2020 (excluding 9,000,000 shares subject to possible redemption at September 30, 2021 and December 31, 2020)	55	55
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,250,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	225	225
Additional paid-in capital	444,734	444,734
Accumulated deficit	(1,058,700)	(565,298)
Total Shareholders’ Deficit	(613,686)	(120,284)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$92,060,662	$92,636,908

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

EDOC ACQUISTION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Ordinary shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2020(1)	554,000	$55	2,250,000	$225	$444,734	$(565,298)	(120,284)
Net income						1,004	1,004
Balance—June 30, 2021(1)	554,000	$55	2,250,000	$225	$444,734	$(564,294)	$(119,280)
Net loss	-	-	-	-	-	(494,406)	(494,406)
Balance—September 30, 2021	554,000	$55	2,250,000	$225	$444,734	$(1,058,700)	$(613,686)

(1)	As restated due to review of the treatment of public shares subject to redemption (see Note 2).

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

As of the date of the previously filed quarterly report for period ended September 30, 2021 management considered such changes not material and treated them as revisions for all periods included in the report without restating previously filed periods. Subsequently the Company re-evaluated these changes in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” and determined that such changes are material and that the previously issued (ii) audited financial statements as of December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on May 25, 2021, (iii) the Company’s unaudited financial statements as of March 31, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 25, 2021, (iii) the Company’s unaudited financial statements as of June 30, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021, and (iv) the Company’s unaudited financial statements as of September 30, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 19, 2021 should be restated and refiled.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2021, due to the material weakness in our internal control over financial reporting related to complex financial instruments.

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

The Company has restated its (i) audited financial statements as of December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on May 25, 2021, (iii) the Company’s unaudited financial statements as of March 31, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 25, 2021, (iii) the Company’s unaudited financial statements as of June 30, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021, and (iv) the Company’s unaudited financial statements as of September 30, 2021 contained in the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 19, 2021 to present all Class A ordinary shares as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.

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

Changes in Internal Control over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended September 30, 2021:

●	We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.

●	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.

Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Christine Zhao has served as the Company’s Chief Financial Officer and a member of the Company’s board of directors since September 2020. Ms. Zhao is a Venture Partner at Yuan Ming Capital, a cross-border healthcare focused VCPE fund, and previously served as a Managing Partner at the fund from September 2016 to September 2017. Additionally, since August 2021, Ms. Zhao has served as Managing Director and Chief Financial Officer for Tiedemann Advisors, a wealth management company based in New York, which in September 2021 announced that it had entered into a definitive business combination agreement with Alvarium Investments Limited and Cartesian Growth Corporation (NASDAQ: GLBL), a special purpose acquisition company, to combine and form Alvarium Tiedemann Holdings (“AlTi”). If the proposed business combination is consummated, Ms. Zhao will serve as Chief Financial Officer of AlTi. Ms. Zhao is a Board member of Nasdaq-listed bio-pharmaceutical company BeyondSpring Inc. (NASDAQ: BYSI), which develops innovative immuno-oncology cancer therapies, and D and Z Media Acquisition Corp. (NYSE: DNZ), a special purpose acquisition company that completed its initial public offering in January 2021. Previously, from November 2015 to December 2019, she served as Chief Financial Officer for two large PE-backed growth-stage companies, including Best Inc., a pre-IPO logistics technology company in China with major investors including Alibaba, Softbank, Goldman, IFC, among other large PE funds, which later priced its initial public offering at a valuation over $3 billion (NYSE: BEST). Prior to this, she served as a Managing Director of Bank of America Merrill Lynch and an Executive Director of JPMorgan, where she held senior positions at headquarters and global corporate and investment banking units, across a broad spectrum of functional areas including Treasury, liquidity products, capital management, risk management, and as regional CFO/COO in transaction banking and corporate banking units. She also worked at American Express in various capacities including corporate strategic planning and venture investing from March 2003 to March 2008. Early in her career, Ms. Zhao worked in investment banking at Goldman Sachs and in corporate finance/corporate development at FedEx. She has worked in New York, London, Singapore, Hong Kong and China, and has managed teams across four continents. Christine received an MBA from Harvard Business School in 2002, a master’s degree in Economics and Finance from University of Alabama in 1997 and a bachelor’s degree in Economics with distinction from Fudan University in China in 1995. She is a Board member of several non-profit organizations, including Volunteers of America - Greater New York, founded in 1896 and one of America’s largest faith-based social service organizations with over $100mm budget, the Chinese Finance Association (TCFA) with over 7,000 members worldwide, and Asian Pacific American Advocates (OCA) Westchester & Hudson Valley Chapter. She’s also a founding Board member of the American Chinese Unite Care (ACUC), a charity coalition of 159 community organizations which raised $5.8mm funds and PPEs for the tri-state area medical workers and first-responders in Covid-19 relief between March-May 2020.. The Company believes that Ms. Zhao is well qualified to serve as a member of the Company’s board of directors due to her experience in strategy and investing acquired over the course of her career spent working in private equity, as a financial officer and as an investment banker.

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