Form 10-K
period 2021-12-31
Edoc Acquisition Corp.
filed 2022-03-04
CIK 1824884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-39689

Edoc Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7612 Main Street Fishers Suite 200 Victor, NY	14564
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (585) 678-1198

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Class A Ordinary Shares, $0.0001 par value	ADOC	The Nasdaq Stock Market LLC
Rights, exchangeable into one-tenth of one Class A Ordinary Share	ADOCR	The Nasdaq Stock Market LLC
Warrants, each exercisable for one-half of one Class A Ordinary Share, each whole Warrant exercisable for $11.50 per share	ADOCW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2021, as reported on the Nasdaq Stock Market was $96,017,700.

As of March 3, 2022, there were 3,227,242 Class A ordinary shares, par value $0.0001 per share, and 2,250,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below), such as the Calidi Merger (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the company;

●	“Calidi” are to the Calidi Biotherapeutics, Inc., a Nevada corporation;

●	“Calidi Merger” are to the merger and other transactions between the Company, Calidi, and other companies as effectuated and further described in the Calidi Merger Agreement;

●	“Calidi Merger Agreement” are to the Agreement and Plan of Merger, entered into on February 2, 2022, as amended by the First Amendment to Agreement and Plan of Merger, dated as of February 8, 2022, and as it may be further amended or supplemented from time to time, by and among the Company, Calidi, Merger Sub (as defined in the Calidi Merger Agreement), the Purchaser Representative and the Seller Representative (as defined below);

●	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001;

●	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001;

●	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to our Class B ordinary shares initially issued to the initial shareholders (as defined below), and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“I-Bankers” are to I-Bankers Securities, Inc., the representative of the underwriters;

●	“I-Bankers units” are to the 65,000 units we sold privately to I-Bankers and/or its designees simultaneously with the closing of our initial public offering;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on November 12, 2020;

●	“initial shareholders” are to our sponsor (as defined below), and any of our officers or directors that hold founder shares;

●	“insider units” are to the 414,000 units we sold privately to our sponsor and/or its designees simultaneously with the closing of our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“ordinary shares” are to the Class A ordinary shares and Class B ordinary shares;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private shares,” “private rights” and “private warrants” are to the Class A ordinary shares, rights and warrants, respectively, included within the private units;

●	“private units” are to the insider units and the I-Bankers units, which private placement units are identical to the units sold in our initial public offering, subject to certain limited exceptions as described in the prospectus for our initial public offering;

●	“public rights” are to the rights sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);

●	“public shares” are to Class A ordinary shares which were sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and references to “public shareholders” are to the holders of our public shares, including our initial shareholders to the extent our initial shareholders purchased public shares, provided that their status as “public shareholders” shall exist only with respect to such public shares;

●	“public warrants” are to the redeemable warrants which were sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);

“Purchaser Representative” are to the sponsor (as defined below), in the capacity as the representative from and after the closing of the Calidi Merger of our stockholders as of immediately prior to the closing and their successors and assignees;

●	“Registration Statement” are to the Form S-1 filed with the SEC on September 15, 2020, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“representative’s warrants” are to the warrant to purchase up to 450,000 Class A ordinary shares issued to I-Bankers as part of compensation for services in connection with our initial public offering;

●	“rights” are to the rights which were sold as part of the units in our initial public offering as well as the concurrent private placement;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Seller Representative” are to Allan Camaisa in the capacity as the representative of the Calidi Security Holders (as defined in the Calidi Merger Agreement) from and after the closing of the Calidi Merger;

●	“sponsor” are to American Physicians LLC, a Delaware limited liability company, the sole manager of which is Xiaoping Becky Zhang;

●	“trust account” are to the trust account in which an amount of $92,430,000 ($10.27 per unit) including $10.17 per unit from the net proceeds of the sale of the units and private placement units in the initial public offering placed following the closing of the initial public offering, and $0.10 per unit paid on November 9, 2021 at the first extension of the Company; ;

●	“units” are to the units sold in our initial public offering, which consist of one Class A ordinary share, one right and one redeemable warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private warrants and warrants underlying units issued upon conversion of working capital loans to the extent they are no longer held by the initial purchasers of the private warrants or members of our management team (or their permitted transferees), in each case after our initial business combination; and

●	“we,” “us,” “Company” or “our Company” are to Edoc Acquisition Corp., a Cayman Islands business company with limited liability.

PART I

Item 1. Business.

Overview

We are a blank check company incorporated on August 20, 2020, in the Cayman Islands for the purpose of effecting an initial business combination. Since our initial public offering (as described below), we have focused our search for an initial business combination on businesses that may provide significant opportunities for attractive investor returns.

Initial Public Offering

On November 12, 2020, we consummated our initial public offering of 9,000,000 units. Each unit consists of one Class A ordinary share, one right and one redeemable warrant of the Company, with each right entitling the holder thereof to receive one-tenth of one Class A ordinary share upon the consummation of an initial business combination, and with each warrant entitling the holder thereof to purchase one-half of one Class A ordinary share for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $90,000,000.

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

Our management team is led by Kevin Chen, our Chairman of the Board of Directors and Chief Executive Officer, and Christine Zhao, our Chief Financial Officer and Director, who collectively have expertise in nearly all facets of the healthcare sector and strong expertise in investment management. We must complete our initial business combination by August 12, 2022. If our initial business combination is not consummated by August 12, 2022, then our existence will terminate, and we will distribute all amounts in the trust account.

The Calidi Merger Agreement

This section describes the material provisions of the Calidi Merger Agreement but does not purport to describe all of the terms thereof. The following summary of the Calidi Merger is qualified in its entirety by reference to the complete text of the Calidi Merger Agreement, a copy of which is attached hereto as Exhibit 2.1 and an amendment to the Merger Agreement, a copy of which is attached hereto as Exhibit 2.2. Shareholders of the Company and other interested parties are urged to read the Calidi Merger Agreement in its entirety. Unless otherwise defined herein, the capitalized terms used below have the meanings given to them in the Calidi Merger Agreement.

General Description of the Merger Agreement

On February 2, 2022, the Company, entered into the Calidi Merger Agreement with Edoc Merger Sub Inc., a Nevada corporation and newly formed wholly-owned subsidiary of Edoc (“Merger Sub”), the sponsor, solely in the capacity as the Purchaser Representative from and after the effective time of the Calidi Merger (the “Effective Time”), Calidi, and the Seller Representative.

Pursuant to the Calidi Merger Agreement, subject to the terms and conditions set forth therein, (i) upon the consummation of the Calidi Merger (the “Closing”), Merger Sub will merge with and into Calidi, with Calidi continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of the Company. In the Calidi Merger, (i) all shares of Calidi common stock (together, “Calidi Stock”) issued and outstanding immediately prior to the Effective Time (other than those properly exercising any applicable dissenters rights under Nevada law) will be converted into the right to receive the Merger Consideration (as defined below); and (ii) each outstanding option to acquire shares of Calidi common stock (whether vested or unvested) will be assumed by the Company and automatically converted into an option to acquire shares of the Company common stock, with its price and number of shares equitably adjusted based on the conversion ratio of the shares of Calidi common stock into the Merger Consideration.

The Merger Agreement also provides that, prior to the Effective Time, the Company shall continue out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation (the “Conversion”). At the Closing, the Company will change its name to “Calidi Biotherapeutics, Inc.

Merger Consideration

The aggregate merger consideration to be paid pursuant to the Calidi Merger Agreement to holders of Calidi Stock as of immediately prior to the Effective Time (the “Calidi Stockholders” and, together with the holders of Calidi options immediately prior to the Effective Time, the “Calidi Security Holders”) will be an amount equal to $400,000,000, subject to adjustments for Calidi’s closing debt, net of cash (the “Merger Consideration”). The Merger Consideration to be paid to the Calidi Stockholders will be paid solely by the delivery of new shares of our common stock, with each share valued at $10.00 per share. The Merger Consideration will be subject to a post-Closing true up 45 days after the Closing.

The Merger Consideration will be allocated among the holders of Calidi’s common stock, pro rata amongst them based on the number of shares of Calidi common stock owned by such stockholder.

The parties agreed that at or prior to the Closing, the Purchaser Representative, the Seller Representative and Continental Stock Transfer & Trust Company (or such other escrow agent mutually acceptable to Edoc and Calidi), as escrow agent, shall enter into a mutually agreeable escrow agreement, pursuant to which the escrow agent shall be required to holdback approximately 150,000 shares of Purchaser Common Stock that would otherwise be issued as Merger Consideration to the Calidi Stockholders, and such shares shall be used to satisfy, in part, any net debt adjustment at the end of the true up period.

Representations and Warranties

The Merger Agreement contains a number of representations and warranties by each of the Company, Merger Sub and Calidi as of the date of the Calidi Merger Agreement and as of the date of the Closing. Many of the representations and warranties are qualified by materiality or Material Adverse Effect. “Material Adverse Effect” as used in the Calidi Merger Agreement means with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the business, assets, liabilities, results of operations, prospects or condition (financial or otherwise) of such person or entity and its subsidiaries, taken as a whole, or the ability of such person or entity or any of its subsidiaries on a timely basis to consummate the transactions contemplated by the Calidi Merger Agreement or the ancillary documents to which it is a party or bound or to perform its obligations thereunder, in each case subject to certain customary exceptions. Certain of the representations are subject to specified exceptions and qualifications contained in the Calidi Merger Agreement or in information provided pursuant to certain disclosure schedules to the Calidi Merger Agreement. The representations and warranties made by the Company and Calidi are customary for transactions similar to the Calidi Merger.

No Survival

The representations and warranties of the parties contained in the Calidi Merger Agreement terminate as of, and do not survive, the Closing, and there are no indemnification rights for another party’s breach. The covenants and agreements of the parties contained in the Calidi Merger Agreement do not survive the Closing, except those covenants and agreements to be performed after the Closing, which covenants and agreements will survive until fully performed.

Covenants of the Parties

Each party agreed in the Calidi Merger Agreement to use its commercially reasonable efforts to effect the Closing. The Calidi Merger Agreement also contains certain customary covenants by each of the parties during the period between the signing of the Calidi Merger Agreement and the earlier of the Closing or the termination of the Calidi Merger Agreement in accordance with its terms (the “Interim Period”), including (1) the provision of access to their properties, books and personnel; (2) the operation of their respective businesses in the ordinary course of business; (3) provision of financial statements by Calidi; (4) our public filings; (5) no insider trading; (6) notifications of certain breaches, consent requirements or other matters; (7) efforts to consummate the Closing and obtain third party and regulatory approvals; (8) tax matters; (9) further assurances; (10) public announcements and (11) confidentiality. Each party also agreed during the Interim Period not to solicit or enter into any inquiry, proposal or offer, or any indication of interest in making an offer or proposal for an alternative competing transactions, to notify the others as promptly as practicable in writing of the receipt of any inquiries, proposals or offers, requests for information or requests relating to an alternative competing transaction or any requests for non-public information relating to such transaction, and to keep the others informed of the status of any such inquiries, proposals, offers or requests for information. There are also certain customary post-Closing covenants regarding (1) tax matters; (2) maintenance of books and records; (3) indemnification of directors and officers; and (4) use of trust account proceeds.

The Calidi Merger Agreement requires the approval of both the Company’s shareholders and Calidi’s stockholders. The Company agreed, as promptly as practicable after the date of the Calidi Merger Agreement, to prepare, with reasonable assistance from Calidi, and file with the U.S. Securities and Exchange Commission (the “SEC”), a registration statement on Form S-4 (as amended, the “Merger Registration Statement”) in connection with the registration under the Securities Act of the issuance of the shares of the Company common stock to be issued to the Calidi Stockholders as Merger Consideration and the registration of the common stock of the Company upon Conversion, and containing a proxy statement/prospectus for the purpose of the Company soliciting proxies from the shareholders of the Company to approve the Calidi Merger Agreement (the “Edoc Shareholder Approval”) at a special meeting of the Company’s shareholders and providing such shareholders an opportunity to participate in the redemption by the Company of its public shareholders in connection with the Company’s initial business combination, as required by the Company’s amended and restated Memorandum and Articles of Association and the Company’s initial public offering prospectus (the “Redemption”). Calidi also agreed in the Calidi Merger Agreement to call a meeting of its stockholders use its reasonable best efforts to solicit from Calidi Stockholders proxies in favor of the Calidi Merger Agreement and the Calidi Merger and certain related matters (the “Calidi Stockholder Approval”), and to take all other actions necessary or advisable to secure such approvals, including enforcing the Voting Agreement (as described below).

The parties also agreed to take all necessary action, so that effective at the Closing, the entire board of directors of the Company (the “Post-Closing Board”) will consist of seven individuals, four of whom shall be independent directors in accordance with Nasdaq requirements. One of the members of the Post-Closing Board will be an individual (who shall be an independent director) designated by the Company prior to the Closing and five of the members of the Post-Closing Board (at least three of whom shall be independent directors) will be designated by Calidi prior to the Closing and one of the members of the Post-Closing Board will be an individual (who shall be an independent director) mutually agreed to by the Company and Calidi. At or prior to Closing, the Company will provide each of its director designees with a customary director indemnification agreement, in form and substance reasonably acceptable to such director. The parties also agreed to take all action necessary including causing the Company’s executive officers of Purchaser to resign, so that the individuals serving as the chief executive officer and chief financial officer, respectively, of the Company immediately after the Closing will be the same individuals as that of Calidi immediately prior to the Closing.

Simultaneously with the execution and delivery of the Calidi Merger Agreement, the Company entered into subscription agreements with investors to purchase preferred and common shares of the Company in connection with a private equity investment in the Company for aggregate gross proceeds to the Company of up to Twenty Five Million Dollars ($25,000,000) (the “PIPE Investment”), which PIPE Investment is expected to close contemporaneously with the Business Combination. During the Interim Period, in addition to the PIPE Investment, the Company may but is not required to, enter into agreements with potential investors for alternative equity financing for an aggregate amount of proceeds of up to Seventy Five Million Dollars ($75,000,000) on terms mutually agreeable to Calidi and the Company, and if so, Calidi agreed to cooperate in connection with such PIPE Investment and use its commercially reasonable efforts to cause such alternative equity financing to occur.

The Company agreed to use its best efforts to, as promptly as practicable after the effective date of the Merger Registration Statement to, obtain: the approval of the Company shareholders to amend the organizational documents of the Company to provide that (i) the name of the Company shall be changed to “Calidi Biotherapeutics, Inc.” or such other name as mutually agreed upon and (ii) remove and change certain provisions in the Memorandum and Articles related to the Company’s status as a blank check company, and file the amended organizational documents with the Secretary of State of the State of Delaware.

The parties agree that Purchaser shall have until 5:00 p.m. on February 18, 2022, to conduct additional legal due diligence and review of the Company’s disclosure schedules (the “Due Diligence Period”) on the Target Companies to determine whether its due diligence findings or any disclosure on the Company Disclosure Schedules is reasonably likely to have a material negative impact on the business of the Surviving Corporation and in such event Purchaser in its reasonable discretion may elect not to terminate.

Closing Conditions

The obligations of the parties to complete the Closing are subject to various conditions, including the following mutual conditions of the parties unless waived:

●	receipt of the Edoc Shareholder Approval;

●	receipt of the Calidi Stockholder Approval;

●	expiration of any applicable waiting period under any antitrust laws;

●	receipt of requisite consents from governmental authorities to consummate the Calidi Merger, and receipt of specified requisite consents from other third parties to consummate the Calidi Merger;

●	the absence of any law or order that would prohibit the consummation of the Merger or other transactions contemplated by the Calidi Merger Agreement;

●	upon the Closing, after giving effect to the completion of the Redemption and the PIPE Investment, the Company shall have net tangible assets of at least $5,000,001;

●	upon the Closing, the Company shall have cash and cash equivalents, including funds remaining in the Company’s trust account and the proceeds of any PIPE Investment, after giving effect any Redemptions but prior to the payment of the Company’s unpaid expenses or liabilities, of at least equal to $10,000,000;

●	the absence of any pending claim, demand, action, litigation complaint, or other proceeding by or before a governmental authority seeking to enjoin the consummation of the Calidi Merger;

●	the Conversion having been consummated;

●	the members of the Post-Closing Board shall have been elected or appointed as of the Closing;

●	the effectiveness of the Merger Registration Statement; and

●	the shares of the Company common stock to be issued as Merger Consideration shall have been approved for listing on the Nasdaq, including satisfaction of Nasdaq’s 300 round lot stockholder requirement or alternatively if mutually agreed by the Purchaser and the Company such shares shall have been approved for listing on the NYSE.

Unless waived by the Company, the obligations of the Company and Merger Sub to consummate the Merger are subject to the satisfaction of the following additional conditions, in addition to customary certificates and other closing deliverables:

●	the representations and warranties of Calidi being true and correct as of the date of the Calidi Merger Agreement and as of the Closing (subject to Material Adverse Effect);

●	Calidi having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Calidi Merger Agreement required to be performed or complied with on or prior to the date of the Closing;

●	absence of any Material Adverse Effect with respect to Calidi and its subsidiaries, taken as a whole, since the date of the Calidi Merger Agreement which is continuing and uncured;

●	the Company having received a copy of the Calidi’s charter certified by the Secretary of State of the State of Nevada no more than ten business days prior to the Closing date;

●	the Company having received a duly executed opinion from Calidi’s local counsel in Germany addressed to the Company and dated as of the Closing date;

●	the Company having received a Lock-Up Agreement for each Significant Stockholder, duly executed by such Significant Stockholder, and each Lock-Up shall be in full force and effect as of the Closing; and

●	the Company shall have received evidence reasonably acceptable to the Company that Calidi shall have converted, terminated, extinguished and cancelled in full any outstanding convertible securities or commitments therefor, other than the Calidi options.

Unless waived by Calidi, the obligations of Calidi to consummate the Merger are subject to the satisfaction of the following additional conditions:

●	the representations and warranties of the Company being true and correct as of the date of the Calidi Merger Agreement and as of the Closing (subject to Material Adverse Effect);

●	the Company having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Calidi Merger Agreement required to be performed or complied with on or prior to the date of the Closing;

●	absence of any Material Adverse Effect with respect to the Company and its subsidiaries, taken as a whole, since the date of the Calidi Merger Agreement which is continuing and uncured;

●	Calidi having received a Lock-Up Agreement for each Significant Stockholder, duly executed by the Purchaser and the Purchaser Representative, and each Lock-Up shall be in full force and effect as of the Closing.

Termination

The Calidi Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including:

●	by mutual written consent of the Company and Calidi;

●	by either the Company or Calidi if any of the conditions to Closing have not been satisfied or waived by August 2, 2022 (the “Outside Date”), provided that the Company shall have the right to extend the Outside Date if it obtains an extension of the deadline by which it must complete its business combination (an “Extension”) for an additional period the shortest of (i) three months, (ii) the period ending on the last day for the Company to consummate a business combination after such Extension and (iii) such period as determined by the Company;

●	by either the Company or Calidi if a governmental authority of competent jurisdiction shall have issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the transactions contemplated by the Calidi Merger Agreement, and such order or other action has become final and non-appealable;

●	by either the Company or Calidi of the other party’s uncured breach (subject to certain materiality qualifiers);

●	by the Company if there has been an event after the signing of the Calidi Merger Agreement that has had a Material Adverse Effect on Calidi and its subsidiaries taken as a whole that is continuing and uncured;

●	by either the Company or Calidi if the special meeting of the Company shareholders is held and the Edoc Shareholder Approval is not received;

●	by either the Company or Calidi if a special meeting of Calidi stockholders is held and the Calidi Stockholder Approval is not received; and

●	by either the Company or Calidi if the Company is required to liquidate for failure to complete a Business Combination before the time specified in its Memorandum and Articles of Association; and

●	by written notice by the Company to the Company, at any time prior to the expiration of the Due Diligence Period.

If the Calidi Merger Agreement is terminated, all further obligations of the parties under the Calidi Merger Agreement will terminate and will be of no further force and effect (except that certain obligations related to public announcements, confidentiality, fees and expenses, termination, waiver of claims against the trust, and certain general provisions will continue in effect), and no party will have any further liability to any other party thereto except for liability for any fraud claims or willful and intentional breach of the Calidi Merger Agreement prior to such termination.

Trust Account Waiver

Calidi and the Seller Representative agreed that they and their affiliates will not have any right, title, interest or claim of any kind in or to any monies in our trust account held for our public shareholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom).

Purchaser Representative and Seller Representative

American Physicians LLC, the Sponsor, is serving as the Purchaser Representative under the Calidi Merger Agreement, and in such capacity will represent the interests of the Company’s shareholders after the Closing (other than the Calidi Security Holders) with respect to certain matters under the Calidi Merger Agreement, including with respect to the determination of any post-Closing adjustments to the Merger Consideration. Allan Camaisa is serving as the Seller Representative under the Calidi Merger Agreement, and in such capacity will represent the interests of the Calidi Security Holders with respect to certain matters under the Calidi Merger Agreement, including with respect to the determination of any post-Closing adjustments to the Merger Consideration.

Governing Law and Arbitration

The Calidi Merger Agreement is governed by Delaware law and, subject to the required arbitration provisions, the parties are subject to exclusive jurisdiction of federal and state courts located in New York County, State of New York (and any appellate courts thereof). Any disputes under the Calidi Merger Agreement, other than claims for injunctive or temporary equitable relief or enforcement of an arbitration award, will be subject to arbitration by the American Arbitration Association, to be held in New York County, State of New York.

The foregoing description of the Calidi Merger Agreement and the Calidi Merger does not purport to be complete and is qualified in its entirety by the terms and conditions of the Calidi Merger Agreement, a copy of which is filed as Exhibit 2.1 hereto and is incorporated herein by reference.

The Calidi Merger Agreement contains representations, warranties and covenants that the respective parties made to each other as of the date of such agreement or other specific dates. The assertions embodied in those representations, warranties and covenants were made for purposes of the contract among the respective parties and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement. The Calidi Merger Agreement has been filed to provide investors with information regarding its terms. It is not intended to provide any other factual information about the Company, Calidi or any other party to the Calidi Merger Agreement. In particular, the representations, warranties, covenants and agreements contained in the Calidi Merger Agreement, which were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to the Calidi Merger Agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Calidi Merger Agreement instead of establishing these matters as facts) and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors and reports and documents filed with the SEC. Investors should not rely on the representations, warranties, covenants and agreements, or any descriptions thereof, as characterizations of the actual state of facts or condition of any party to the Calidi Merger Agreement. In addition, the representations, warranties, covenants and agreements and other terms of the Calidi Merger Agreement may be subject to subsequent waiver or modification. Moreover, information concerning the subject matter of the representations and warranties and other terms may change after the date of the Calidi Merger Agreement, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

Related Agreements

This section describes the material provisions of certain additional agreements entered into or to be entered into pursuant to or in connection with the Calidi Merger Agreement but does not purport to describe all of the terms thereof. The following summary is qualified in its entirety by reference to the complete text of each of the additional agreements, copies of each of which are attached as exhibits to this Report. Shareholders and other interested parties are urged to read such additional agreements in their entirety.

Voting Agreement

Simultaneously with the execution of the Calidi Merger Agreement, (i) certain senior executive officers of Calidi who own shares of Calidi and (ii) stockholders of Calidi who own more than 5% of the issued and outstanding shares of Calidi Stock immediately prior to the Effective Time (each, a “Significant Stockholder”) entered into a voting agreement (the “Voting Agreement”) with the Company and Calidi. Under the Voting Agreement, the Significant Stockholders agreed to vote all of their shares of Calidi Stock in favor of the Calidi Merger Agreement and related transactions and to otherwise take certain other actions in support of the Calidi Merger Agreement and related transactions and the other matters submitted to Calidi Stockholders for their approval and provide a proxy to the Company to vote such Calidi Stock accordingly. The Voting Agreement prevents transfers of the Calidi Stock held by such stockholder between the date of the Voting Agreement and the date of Closing, except for certain permitted transfers where the recipient also agrees to comply with the Voting Agreement.

Lock-Up Agreement

Simultaneously with the execution of the Calidi Merger Agreement, each Significant Stockholder entered into a Lock-Up Agreement with the Company and the Purchaser Representative (each, a “Lock-Up Agreement”).

Pursuant to the Lock-Up Agreement, with respect to the shares received as Merger Consideration, each Significant Stockholder shall agree not to, during the period commencing from the Closing and (A) with respect to 50% of the Merger Consideration shares, ending on the earliest of (a) the six-month anniversary of the Closing, (b) the date on which the Closing price of the Company’s common stock equals or exceeds $12.50 per share for any 20 trading days within any 30 trading day period and (c) the date that the Company consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of the Company shareholders having the right to exchange their equity holdings in the Company for cash, securities or other property (a “Subsequent Transaction”) and (B) with respect to the remaining 50% of the Merger Consideration shares, ending on the earliest of (a) the six-month anniversary of the Closing and (b) a Subsequent Transaction: (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any restricted securities, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the restricted securities, or (iii) publicly disclose the intention to do any of the foregoing.

The following is a summary of the material terms and conditions of the agreements the Company entered into with an institutional investor (the “PIPE Investor”) for an investment of $20 million in the Company’s Series A Convertible Preferred Stock and $5 million in the Company’s common stock (after giving effect to the Conversion) conditioned upon, among other things, the consummation of the Business Combination. The following summary is qualified in its entirety by reference to the complete text of each of the agreements. The full text of these agreements, or forms thereof, will be filed as exhibits to this Report, and the following descriptions are qualified in their entirety by the full text of such exhibits.

Securities Purchase Agreement

On February 2, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with the PIPE Investor for the purchase and sale of 20,000 shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Shares”) for $1,000 per share for an aggregate purchase price of $20 million and 500,000 shares of the Company’s Common Stock (the “Common Stock”) for an aggregate purchase price of $5 million upon the Conversion and concurrently with the closing of the Business Combination. The closing of the PIPE Investment is conditioned upon, among other things, the listing of the Common Stock, Conversion Shares and Warrant Shares (as such terms are defined in the SPA) on the Nasdaq Stock Market. All conditions precedent to the closing of the Merger set forth in the Calidi Merger Agreement, including, without limitation, the approval the Company’s shareholders and Calidi stockholders, shall have been satisfied or waived, as well as other customary closing conditions and deliverables. At the closing of the PIPE Investment, the PIPE Investor will also be issued a common stock purchase warrant to purchase up to an additional 2,500,000 shares of the Company’s common stock at an initial exercise price equal $11.50 per share, for a term of three years from the closing date of the PIPE Investment.

Under the terms of the SPA and the agreed upon form of Certificate of Designations (the “COD”) setting forth the rights, preferences, privileges and restrictions for the Preferred Shares, the Preferred Shares will be entitled to convert into shares of the Company’s common stock at an initial fixed conversion price of $10.00 per share, subject to a beneficial ownership limitation of 4.99% which can be adjusted to a beneficial ownership limitation of 9.99% upon 61 days prior written notice. For purposes of calculating the beneficial ownership limitation, the PIPE Investor’s beneficial ownership of the Company’s common stock will be calculated under the rules promulgated under Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). If there were no beneficial ownership limitation in the COD, the Preferred Shares would be entitled to convert into 2,000,000 shares of Common Stock immediately after the closing of the PIPE Investment, or approximately 3.8% of the Company’s anticipated issued and outstanding shares of common stock assuming no redemptions.

Under the terms of the COD, after a thirty (30) day period from the closing, in the event that the volume weighted average price (“VWAP”) for the five days prior to conversion of the Preferred Shares is less than the fixed conversion price of $10.00 per share, or other triggering events, the Preferred Shares are entitled to convert at a price equal to 90% of the price computed as the quotient of (I) the sum of the VWAP of the Common Stock for each of the two (2) Trading Days with the lowest VWAP of the Common Stock during the ten (10) consecutive Trading Day period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable Conversion Notice, divided by (II) two (2), but not less than 20% of the fixed conversion price, or if forty five days after the closing the Common Stock the average daily dollar volume for a ten day period is less than $4,000,000, then the Preferred Shares are entitled to convert at the lower of the fixed conversion price or 80% of the price computed as the quotient of (I) the sum of the VWAP of the Common Stock for each of the two (2) Trading Days with the lowest VWAP of the Common Stock during the ten (10) consecutive Trading Day period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable Conversion Notice, divided by (II) two (2) but not less than 20% of the fixed conversion price. In addition, the common stock purchase warrants provide for an adjustment to the exercise price of the warrant in the event of a “new issuance” of Common Stock, or common stock equivalents, at a price less than the applicable exercise price of the common stock purchase warrant. The adjustment is a “full ratchet” adjustment in exercise price of the common stock purchase warrant equal to the lower of the new issuance price or the then existing exercise price of the common stock purchase warrants, with few exceptions.

If certain defined “triggering events” defined in the COD occur, such as a breach of the Registration Rights Agreement, suspension of trading, or the Company’s failure to convert the Preferred Shares into common stock when a conversion right is exercised, failure to issue the Company’s common stock when the common stock purchase warrant is exercised, or other events relating to defaults relating to the Company’s credit agreements or judgments issued by the courts exceeding specified thresholds,, then the Preferred Shares are entitled to convert at the lower of the fixed conversion price equal or 80% of the price computed as the quotient of (I) the sum of the VWAP of the Common Stock for each of the two (2) Trading Days with the lowest VWAP of the Common Stock during the ten (10) consecutive Trading Day period ending and including the Trading Day immediately preceding the delivery or deemed delivery of the applicable Conversion Notice, divided by (II) two (2), but not less than 20% of the fixed conversion price. In the event that the Company files for bankruptcy or other experiences other events of insolvency, the Preferred Shares must be redeemed for cash.

The COD also provides that the Company may redeem the Preferred Shares for an amount equal to 150% of its Stated Value upon 20 days prior written notice during which time the holder of Preferred Shares would be entitled to convert the Preferred Shares into Common Stock in accordance with its conversion rights.

The Preferred Shares have a liquidation preference equal to an amount per Preferred Share equal to the sum of (i) the Black Scholes Value (as defined in the Warrants) with respect to the outstanding portion of all Warrants held by such Holder (as defined in the COD) (without regard to any limitations on the exercise thereof) as of the date of such event and (ii) the greater of (A) 125% of the Conversion Amount (as defined in the COD) of such Preferred Share on the date of such payment and (B) the amount per share such Holder would receive if such Holder converted such Preferred Share into Common Stock immediately prior to the date of such payment, and will be entitled to convert into shares of the Company’s common stock at an initial fixed conversion price of $10.00 per share, subject to a beneficial ownership limitation of 4.99% which can be adjusted to a beneficial ownership limitation of 9.99% upon 61 days prior written notice.

In connection with the purchase and sale of 500,000 shares of Common Stock at $10.00 per share, we have agreed that on the 90th day after the Closing and on the twentieth (20th) trading day after the registration statement filed under the Registration Rights Agreement is declared effective to issue the PIPE Investor additional shares of Common Stock in the event that the quotient of (x) the sum of the VWAP of the Common Stock on each Trading Day during the twenty (20) Trading Day period ending on, and including, such measuring dates, divided by (y) twenty (20) is less than $10.00 per share (the “Make-up Price Failure Measuring Price”). In that event, the Company would be obligated to issue a number of additional shares of Common Stock derived by the greater of zero or (x) 120% of the quotient of (I) $5,000,000, divided by (II) the Make-up Price Failure Measuring Price and (y) the sum of the aggregate number of shares of Common Stock issued on the Closing Date and the Initial Make-up Share Amount consisting of the greater of (A) zero (0) and (B) the difference of (x) 120% of the quotient of (I) $5,000,000, divided by (II) the applicable Make-Up Price Failure Measuring Price for such dates and (y) the aggregate number of Common Shares (as defined in the Securities Purchase Agreement) issued at the Closing Date.

The SPA terminates if the Closing does not occur on or before August 2, 2022, the outside Closing Date under the Calidi Merger Agreement, or after five (5) days have transpired following the date that all conditions to the Closing have been satisfied or waived, or immediately upon notice at the election of the PIPE Investor.

Registration Rights Agreement

Concurrently with the execution of the SPA, the Company entered into a Registration Rights Agreement (the “RRA”) with the PIPE Investor in which the Company have agreed to register the shares of the Company’s common stock purchased by the PIPE Investor and the shares of common stock issuable upon conversion of the Preferred Shares and the exercise of the common stock purchase warrant with the SEC for resale. Under the RRA, the Company agreed to file a registration statement on Form S-1 with the SEC within 30 days of the Closing, and to have the registration statement declared effective within 60 calendar days from the date the registration statement is filed. The RRA also contains usual and customary liquidated damages provisions for failure to file and failure to have the registration statement declared effective by the SEC within the time periods specified.

The foregoing descriptions of the Voting Agreement, the Lock-up Agreement, the Securities Purchase Agreement, Warrant, Certificate of Designations of Series A Convertible Preferred Stock, and Registration Rights Agreement do not purport to be complete and are qualified in their entirety by reference to the complete text of the form of Voting Agreement, the form of Lock-up Agreement, the form of Securities Purchase Agreement, the form of Warrant, form of Certificate of Designations of Series A Convertible Preferred Stock and the form of Registration Rights Agreement, copies of which will be filed as Exhibit 10.19, 10.20, 10.21, 10.22, 10.23, and 10.24, respectively to this Report.

Backstop Agreements

On February 2, 2022, the Company entered into certain backstop arrangements with Sea Otter Securities (“Sea Otter”), Stichting Juridisch Eigendom Mint Tower Arbitrage Fund (“Mint Tower”), Feis Equities LLC (“Feis”), Yakira Capital Management, Inc. (“Yakira Capital”), Yakira Enhanced Offshore Fund (“Yakira Fund”) and Yakira Partners LP, MAP 136 Segregated Portfolio (“Yakira LP”, and together with Yakira Capital and Yakira Fund, “Yakira”), and Meteora Capital Partners, LP (“Meteora” and together with Sea Otter, Mint Tower, and Feis, Yakira, the “Backstop Investors”), which provide that such investors will not redeem up to 2,220,000 shares that they hold, in the aggregate, in connection with (i) the Company’s shareholder meeting to approve an extension of the date by which the Company has to consummate a business combination from February 12, 2022 to August 12, 2022 (the “Extension”), and (ii) the proposed business combination transaction (the “Business Combination”) involving the Company and Calidi. Such Backstop Investors have agreed to each either hold such shares for a period of time following the consummation of the Business Combination, at which time they will each have the right to sell them to the combined entity, after giving effect to the Business Combination (the “New PubCo”), at $10.42 per share, or will sell such shares on the open market during such time period at a market price of at least $10.27 per share.

Forward Share Purchase Agreements

On February 2, 2022, the Company entered into a Forward Share Purchase Agreement (the “Meteora Purchase Agreement”) with Meteora. Pursuant to the terms of the Meteora Purchase Agreement, Meteor agreed to (i) not request redemption of up to 550,000 Class A ordinary shares of the Company (the “Meteora Shares”) in conjunction with the Company’s shareholders’ approval of either the Extension or the Business Combination, or (ii) tender the Meteora Shares to the Company in response to any redemption or tender offer that the Company may commence for its Class A ordinary shares (the “Restrictions”), subject to adjustment as set forth in the Meteora Purchase Agreement.

In exchange for agreeing to the Restrictions, the New Pubco has agreed that, upon the timely request of Meteora, it will acquire the Meteora Shares at a price of $10.42 per share on the three-month anniversary of the closing of the Business Combination (the “Business Combination Closing Date”). Meteora shall notify New PubCo and the Escrow Agent (as defined in the Meteora Purchase Agreement) in writing (a “Sales Notice”) no later than three (3) business days prior to the three-month anniversary of the Business Combination Closing Date whether or not they are exercising their right to sell the Meteora Shares to New Pubco pursuant to the Meteora Purchase Agreement (each, a “Meteora Shares Sale Notice”). If the closing sale price of the Meteora Shares on the third (3rd) business day prior to the three (3) month anniversary of the Business Combination is less than $10.42 per Share, Meteora’s right to sell will be deemed automatically exercised as to all then-held Meteora Shares, without the need to deliver a Sales Notice.

Meteora agreed to maintain a net long position of the EDOC and/or the Company’s securities during the term of this Agreement.

Simultaneously with the closing of the Business Combination, the Company will deposit into an escrow account with the Escrow Agent, subject to the terms of an escrow agreement to be entered into prior to the Business Combination, up to $10.42 multiplied by the number of Meteora Shares held by Meteora as of the closing of the Business Combination. New Pubco’s purchase of the Meteora Shares will be made with funds from the escrow account attributed to the Meteora Shares. In the event that Meteora sells any Meteora Shares as provided for above, it shall provide an Open Market Sale Notice (as defined in the Meteora Purchase Agreement) to New Pubco and Escrow Agent within three business days of such sale, if, as a result of such sales, Meteora hold less than an aggregate of 550,000 Class A ordinary shares, and the Escrow Agent shall release from the escrow account to New Pubco an amount equal to the pro rata portion of the escrow attributed to the Meteora Shares which Meteora have sold; provided that if Meteora sells any Meteora Shares before the one (1) month anniversary of the Business Combination Closing Date, the Escrow Agent shall release from the Escrow Account: (a) to Meteora, an amount equal to the number of Meteora Shares sold multiplied by $0.05, and (b) to New Pubco, an amount equal to the number of Meteora Shares sold multiplied by $10.37. Other than as described above in the event that Meteora chooses not to sell to New Pubco any Meteora Shares that they own as of the three-month anniversary of the Business Combination Closing Date, the Escrow Agent shall release all remaining funds from the escrow account to the Company for the Company’s use without restriction.

The Company agreed to indemnify Meteora and their respective officers, directors, employees, agents and shareholders (collectively referred to as the “Meteora Indemnitees”) against, and hold them harmless of and from, any and all loss, liability, cost, damage and expense, including without limitation, reasonable and documented out-of-pocket outside counsel fees, which the Meteora Indemnitees may suffer or incur by reason of any action, claim or proceeding, in each case, brought by a third party creditor of the Company, the Company or any of their respective subsidiaries asserting that Meteora are not entitled to receive escrowed funds or such portion thereof as they are entitled to receive pursuant to the Meteora Purchase Agreement, in each case unless such action, claim or proceeding is the result of the fraud, bad faith, willful misconduct or gross negligence of any Meteora Indemnitee.

The Meteora Purchase Agreement may be terminated: (i) by mutual written consent of the Company and Meteora; (ii) at the election of Meteora if the Company’s shareholders fail to approve the Business Combination before August 12, 2022, subject to extension by mutual agreement; (iii) prior to the closing of the Business Combination by mutual agreement of Meteora if there occurs a Company Material Adverse Effect (as defined in the Calidi Merger Agreement); (iv) by Meteora if prior to the day that is five (5) business days prior to the date of the Business Combination Meeting, the Company, Meteora and the Escrow Agent have not executed the Escrow Agreement (as defined in the Meteora Purchase Agreement); and (v) by Meteora, if prior to February 7, 2022, the Company does not reach substantially similar non-redemption or forward purchase agreements with Additional Investors (as defined in the Meteora Purchase Agreement) committing an aggregate of 2,200,000 Class A ordinary shares of the Company to the same restrictions included in the Meteora Purchase Agreement.

The Company has also entered into share purchase agreements with identical terms to the Meteora Purchase Agreement (collectively, the “Forward Purchase Agreements”) with Sea Otter (covering 550,000 shares), with Mint Tower (covering 550,000 shares), Feis (covering 275,000 shares) and Yakira (covering 275,000 shares). Notwithstanding the foregoing, at any time from July 12, 2022, until four (4) trading days prior to the Business Combination Meeting, the Company, in its sole discretion, may reduce the number of shares to be purchased by the Backstop Investors pursuant to the Backstop Agreements. In such event, any reduction will be made and applied to the Backstop Investors on a pro rata basis.

The foregoing description is only a summary of the Forward Purchase Agreements and is qualified in its entirety by reference to the full text of the form of Forward Purchase Agreement, which is filed as Exhibit 10.25 hereto and incorporated by reference herein. The form of Forward Purchase Agreement is included as an exhibit to this Report in order to provide investors and security holders with material information regarding its terms and the transaction. It is not intended to provide any other factual information about the Company or the Backstop Investors. The representations, warranties and covenants contained in the Forward Purchase Agreements were made only for purposes of that agreement; are solely for the benefit of the parties to the Forward Purchase Agreements; may have been made for the purposes of allocating contractual risk between the parties to the Forward Purchase Agreements instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the parties that differ from those applicable to investors. Security holders and investors should not rely on the representations, warranties or covenants or any description thereof as characterizations of the actual state of facts or condition of the Company or the Backstop Investor.

Founder Share Transfer Agreement

In connection with the above-mentioned arrangements, the Sponsor entered into certain share transfer agreements (the “Founder Share Transfer Agreements”) with the Backstop Investors.

Pursuant to the Founder Share Transfer Agreement with Meteora on February 2, 2022 (the “Meteora Share Transfer Agreement”), Meteora agreed not to sell, transfer or seek redemption of an aggregate of 550,000 public shares of the Company and to vote such shares in favor of the Extension and the Business Combination.

In consideration of Meteora’s agreement to abide by such restrictions on its public shares, the Sponsor agreed to transfer to Meteora an aggregate of up to 141,212 shares of the Company Class B ordinary shares (the “Transferred Founder Shares”). Of such amount, 84,727 founder shares shall be transferred within five business days following the Extension Meeting (as defined in the Meteora Founder Share Transfer Agreement). Additionally, f the Business Combination has not consummated by May 12, 2022, then for each monthly period from May 12, 2022 until August 12, 2022 that the Business Combination has not closed (each such monthly period, a “Month”), then the Company shall cause to be paid to Meteora, at the Company’s discretion, either (i) a cash amount of $0.05 per Meteora Share not redeemed by Meteora, for an aggregate of up to $0.15 per Public Share, or (ii) or 0.034 Transferred Founder Shares per Meteora Share not redeemed by Meteora in connection with the Extension Meeting, to be transferred by the Sponsor (or its designees), for an aggregate of up to 0.1027 Transferred Founder Shares per share. Such payment(s) will be made within five (5) business days following each of May 12, 2022, June 12, 2022, and July 12, 2022, to the extent that the Business Combination has not closed by such dates.

The Company has also entered into founder shares transfer agreements with identical terms to the Meteora Share Transfer Agreement with Sea Otter (pursuant to which up to 141,212 founder shares will be transferred to Sea Otter), with Mint Tower (pursuant to which up to 141,212 founder shares will be transferred to Mint Tower), Feis (pursuant to which up to 70,605 founder shares will be transferred to Feis) and Yakira (pursuant to which up to 70,605 founder shares will be transferred to Yakira).

Any founder shares transferred pursuant to the Founder Share Transfer Agreements will be subject to the same rights and obligations as the remaining founder shares held by the Sponsor, including certain registration rights and the obligations to (a) vote any founder shares held by them in favor of the Business Combination, and (b) subject any founder shares held by them to the same lock-up restrictions as the founder shares held by the Sponsor.

The foregoing description is only a summary of the Founder Share Transfer Agreements and is qualified in its entirety by reference to the full text of the form of Founder Share Transfer Agreement, which is filed as Exhibit 10.26 hereto and incorporated by reference herein. The form of Founder Share Transfer Agreement is included as an exhibit to this Report on in order to provide investors and security holders with material information regarding its terms and the transaction. It is not intended to provide any other factual information about the Sponsor or the Backstop Investors. The representations, warranties and covenants contained in the Founder Share Transfer Agreements were made only for purposes of that agreement; are solely for the benefit of the parties to the Founder Share Transfer Agreements; may have been made for the purposes of allocating contractual risk between the parties to the Founder Share Transfer Agreements instead of establishing these matters as facts; and may be subject to standards of materiality applicable to the parties that differ from those applicable to investors. Security holders and investors should not rely on the representations, warranties or covenants or any description thereof as characterizations of the actual state of facts or condition of the Sponsor or the Backstop Investors.

Extensions

On November 9, 2021, the sponsor requested that the Company extend the date by which the Company has to consummate a business combination from November 12, 2021, to February 12, 2022. The extension was the first of up to two three-month extensions permitted under the Company’s governing documents. In connection with such extension, the sponsor caused an aggregate of $900,000 to be deposited into the Company’s trust account on November 10, 2021.

On February 9, 2022, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the time in which the Company may consummate a business combination from February 12, 2022, to August 12, 2022.

On February 9, 2022, Edoc held an extraordinary general meeting pursuant to which Edoc’s shareholders approved extending the date by which Edoc had to complete a business combination from February 12, 2022 to August 12, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,326,758 Ordinary Shares. As a result, an aggregate of $64,996,857.71 (or approximately $10.27 per share) was released from the Trust Account to pay such shareholders and 5,477,242 Ordinary Shares were issued and outstanding at February 11, 2022.

Our Business

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

We believe the health care sector has experienced a significant amount of change over the last several months. The COVID-19 pandemic continues to evolve and the ultimate impact on the healthcare sector remains uncertain and difficult to predict. Health system capacity may be subject to possible increased volatility due to the pandemic from time to time. However, we believe that these challenges may also lead to meaningful acquisition opportunities, such as the Calidi Merger. In addition, we see long-term catalyst in accelerating the broader adoption of telemedicine.

We have employed a pro-active acquisition strategy focused on identifying potential business combination targets in the healthcare sector, as seen with the Calidi Merger. Possible targets have included hospitals or hospital networks, specialty clinics chain, chronic disease health care service providers, telemedicine/digital health providers and/or associated technology/platform enablers, or artificial intelligence/big data enabled diagnostic providers. We believe strongly in our management team’s ability to add value from both an operating and a financing perspective which has been a key driver of past performance and we believe will continue to be central to its differentiated acquisition strategy.

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

Our sponsor entered into an agreement in accordance with the guidelines of Rule 10b5-1 under the Exchange Act, to place limit orders, through ED&F Man Capital Markets Inc., an independent broker-dealer registered under Section 15 of the Exchange Act which is not affiliated with us nor part of the underwriting or selling group, to purchase an aggregate of up to 3,750,000 of our rights in the open market at market prices, and not to exceed $0.20 per right during the period commencing on the later of (i) December 10, 2020, the date separate trading of the rights commenced or (ii) sixty calendar days after the end of the “restricted period” under Regulation M, continuing until the date that was the earlier of (a) November 9, 2021 and (b) the date that we announced that we had entered into a definitive agreement in connection with our initial business combination, or earlier in certain circumstances as described in the limit order agreement. The limit orders required such members of our sponsor to purchase any rights offered for sale (and not purchased by another investor) at or below a price of $0.20, until the earlier of (x) the expiration of the buyback period or (y) the date such purchases reach 3,750,000 rights in total. Our sponsor would not have any discretion or influence with respect to such purchases and will not be able to sell or transfer any rights purchased in the open market pursuant to such agreements until following the consummation of a business combination. It was intended that the broker’s purchase obligation would be subject to applicable law, including Regulation M under the Exchange Act, which may prohibit or limit purchases pursuant to the limit order agreement in certain circumstances. I-Bankers also agreed to purchase up to 1,250,000 of our rights in the open market at market prices not to exceed $0.20 per right, on substantially similar terms as our sponsor. The obligations to make any such purchases expired on November 9, 2021, and as of December 31, 2021, no limit orders were placed by our sponsor or I-Bankers.

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

According to Deloitte Insights 2020 Global Healthcare Outlook —

●	Health care spending is expected to rise at a CAGR of 5% over 2019 – 2023, up from 2.7% in 2014 – 2018 and

●	Global health care spending as a share of GDP will likely remain at around 10.2% through 2023, equal to 2018’s ratio.

According to Global MD 2020 State of Telemedicine Report —

●	Between 2020 and 2023, telemedicine services in the United States is expected to increase by 265%, from US$29 billion in 2020 to US$106 billion in 2023 per year and

●	The number of doctors providing telemedicine and virtual outpatient services doubled in the second half of 2020.

The COVID-19 pandemic has further accelerated digital adoption due to COVID-19 related quarantine and stay-at-home measures, need for social distancing, with telemedicine spending and usage expected to increase significantly from pre-COVID levels. The number of doctors providing telemedicine and virtual outpatient services doubled in the second half of 2020, according to the Global MD 2020 State of Telemedicine Report.

Strong Healthcare growth opportunities in Asia — There has been a significant gap in healthcare spending as a percentage of GDP and healthcare service quality, creating what we believe to be a large degree of room for spending increases and enhancements in service standards in Asia.

Asian countries will likely contribute around half of global growth in high income households (Deloitte insights 2020 Global Healthcare Outlook).

We have not narrowed our business combination target to any particular healthcare business; however, we are exploring the following potential markets:

●	Telemedicine/digital health providers and/or associated technology/platform enablers;

●	Artificial intelligence/big data enabled diagnostic providers or clinical data analytical platform provider; and

●	Private hospitals and specialty clinic chains, in particular those with higher patient economics such as on oncology, orthopedics, dental, plastic surgery, rehabilitation and chronic disease management. These specialty hospitals/clinic chains tend to have higher patient concentrate/occupancy, larger treatment ticket size and better margin.

Acquisition Criteria

We have sought and will continue to seek to identify companies that have compelling market presence, growth potential and a combination of the following characteristics. We have used and continue to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire companies or assets that we believe have the following attributes:

●	Growth Potential: high growth history and future trajectory in revenue top line, above industry average;

●	Competitive Position: Leading or growing market share compared to peer group;

●	Management Team: Talented, highly motivated, experienced with strong execution track record;

●	Profitability or visible path to profitability: Strong business economics and good operating results leading to profitability; and

●	Solid technology in digital and/or AI/big data-assisted healthcare applications.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses, such as Calidi. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock, shares or other equity interests in the target business for our shares or for a combination of shares of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. See “The Calidi Merger” above for more information regarding such exchange in the Calidi Merger. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, such as the Calidi Merger, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

Financial Position

With funds available for an initial business combination initially in the amount of $92,430,000 (as of December 31, 2021), we offer a target business, such as Calidi, a variety of options to facilitate a business combination and fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds from our initial public offering, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Accordingly, our flexibility in structuring a business combination may be subject to these constraints. See “The Calidi Merger” above for more information on the PIPE Investment.

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

Sources of Target Businesses

We receive proprietary transaction opportunities as a result of the business relationships, direct outreach, and deal sourcing activities from the network built up by our management team and by the members of our Board. Target business candidates, such as Calidi, have been brought to our attention from various unaffiliated sources, including investment banking firms, consultants, accounting firms, private equity groups, large business enterprises, and other market participants. These sources introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus of our initial public offering and know what types of businesses we are targeting. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate. In no event will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Notwithstanding the foregoing, each of Kevin Chen and Christine Zhao has agreed that if he or she becomes aware of a business combination opportunity that might be suitable to the Company’s business or investment strategy through his or her directorship in another blank check company, he or she will recuse herself from all discussions, deliberations, or decisions of the other blank check company with respect to such opportunity.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the Calidi management team, when evaluating the desirability of effecting our business combination with that business and plan to continue to do so if the Calidi Merger is not consummated and we seek other business combination opportunities, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team or of our board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, including the Calidi Merger, it is presently unknown if any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. The determination as to whether any members of our board of directors will remain with the combined company will be made at the time of our initial business combination.

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

In evaluating a prospective target business, we have conducted and will continue conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review is conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

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

See “The Calidi Merger” above for more information on the financing and Ancillary Agreements of the Calidi Merger.

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

In order to consummate such an initial business combination, like the Calidi Merger, we may issue a significant amount of debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities (although our amended and restated memorandum and articles of association provides that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial business combination activity). If we issue securities in order to consummate such an initial business combination, our shareholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our shareholders own a certain percentage of our company (or, depending on the structure of the initial business combination, an ultimate parent company that may be formed) after our business combination.

We will structure our initial business combination to acquire 100% of the equity interest or assets of the target business or businesses. We may, however, structure our initial business combination to acquire less than 100% of such interests or assets of the target business, but we will only consummate such business combination if we will become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an “investment company” under the Investment Company Act. Even though we will own a majority interest in the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination.

The fair market value of a target business or businesses or assets will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value and, where appropriate, upon the advice of appraisers or other professional consultants. If our board of directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm or an independent accounting firm with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our shareholders. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of Calidi was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement (as is the case with the Calidi Merger), or we may decide to seek shareholder approval for business or other reasons.

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

See “The Calidi Merger” above for more information regarding the requisite approvals needed for the Calidi Merger.

Ability to Extend Time to Complete Business Combination

On November 9, 2021, the sponsor requested that the Company extend the date by which the Company has to consummate a business combination from November 12, 2021, to February 12, 2022. The extension was the first of up to two three-month extensions permitted under the Company’s governing documents. In connection with such extension, the sponsor caused an aggregate of $900,000 to be deposited into the Company’s trust account on November 10, 2021.

On February 9, 2022, the Company’s shareholders approved an amendment to the Company’s Amended and Restated Memorandum and Articles of Association to extend the time in which the Company may consummate a business combination from February 12, 2022, to August 12, 2022.

On February 9, 2022, Edoc held an extraordinary general meeting pursuant to which Edoc’s shareholders approved extending the date by which Edoc had to complete a business combination from February 12, 2022 to August 12, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,326,758 Ordinary Shares. As a result, an aggregate of $64,996,857.71 (or approximately $10.27 per share) was released from the Trust Account to pay such shareholders and 5,477,242 Ordinary Shares were issued and outstanding at February 11, 2022.

Redemption Rights for Public Shareholders upon Consummation of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination, such as the Calidi Merger, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2021, the amount in the trust account was approximately $10.27 per share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by certain advisory fees we will pay to I-Bankers. Our initial shareholders have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our initial shareholders or any of our officers, directors or affiliates acquires public shares in or after our initial public offering, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

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

See “The Calidi Merger” above for more information regarding the requisite approvals and the redemption rights related to the Calidi Merger.

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

See “The Calidi Merger” above for more information regarding such purchases related to the Calidi Merger.

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

If our initial proposed business combination is not consummated, we may continue to try to consummate our initial business combination with a different target until August 12, 2022.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only until August 12, 2022, to consummate an initial business combination. If we have not consummated an initial business combination by August 12, 2022, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by August 12, 2022. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our initial shareholders and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by August 12, 2022 (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our initial shareholders, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 12, 2022 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our initial shareholders, any executive officer, director or director nominee, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $223,398 held outside the trust account as of December 31, 2021, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.27. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.17, plus interest (net of taxes payable, and less up to $100,000 of interest to pay liquidation expenses). While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum and the representative for the underwriter will not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.27 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.27 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against our sponsor, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our initial shareholders, officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.27 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.27 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.27 per public share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to the amounts held outside the trust account ($223,398 as of December 31, 2020) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.27 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by August 12, 2022, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by August 12, 2022or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by August 12, 2022, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, such as Calidi, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less certain advisory fees to I-Bankers and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights, and our outstanding rights and warrants and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

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

We are required to have our internal control procedures evaluated for the fiscal year ending December 31, 2021, required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an “emerging growth company” until the earlier of (1) the last day of the fiscal year (a) following November 12, 2025, the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after this offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share; and

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

For the complete list of risks relating to our operations, see the sections titled “Risk Factors” contained in our (i) Registration Statement, (ii) our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on May 25, 2021 and (iii) our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 filed with the SEC on January 14, 2022.

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

Our public shares, rights and public warrants are each traded on Nasdaq under the symbols “ADOC,” “ADOCR,” and “ADOCW,” respectively. Our units commenced public trading on Nasdaq on November 10, 2020, and ceased public trading on December 9, 2020. Our public shares, rights and public warrants commenced separate public trading on December 10, 2020.

(b)	Holders

On March 3, 2022, there were two holders of record of our units, two holders of record of our Class A ordinary shares, one holder of record of our rights, and one holders of record of our warrants.

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

As of December 31, 2021, we had marketable securities held in the Trust account for the benefit of the Company’s public shareholders of $92,459,548 (including $29,548 of interest earned since the IPO and $900,000 from the Trust extension payment). The trust fund account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public shareholders.

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

For the year ended December 31, 2021, we had a net loss of $899,880 consisting of formation and operating costs of $1,798,098 affected by interest expense of $5,027 and change in fair value of convertible promissory note of $70,297 and offset by interest earned on marketable securities held in Trust of $20,868 and change in fair value in warrant liabilities of $952,674.

For the period from August 20, 2020 (Inception) through December 31, 2020, we had a net loss of $565,298 which consists of non-cash loss of $484,637 related to changes in the fair value of the warrant liabilities, formation and operating costs of $89,341, offset by interest income on marketable securities held in Trust of $8,680.

Recent Developments

On February 2, 2022, the Company, entered into the Calidi Merger Agreement with Merger Sub, the sponsor as Purchaser Representative, Calidi, and the Seller Representative pursuant to which, upon Closing, Merger Sub will merge with and into Calidi, with Calidi continuing as the surviving corporation and a wholly-owned subsidiary of the Company. Further, (i) all issued and outstanding shares of Calidi common stock will be converted into the right to receive the Merger Consideration (as previously defined); and (ii) each outstanding option to acquire shares of Calidi common stock (whether vested or unvested) will be assumed by the Company and automatically converted into an option to acquire shares of the Company common stock, with its price and number of shares equitably adjusted based on the conversion ratio of the shares of Calidi common stock into the Merger Consideration. For more information on the Calidi Merger and the Calidi Merger Agreement, see “Item 1. Business”.

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash outside the Trust Account of $223,398 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of December 31, 2021 and 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through December 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, and the remaining net proceeds from the IPO and the sale of Private Placement Units.

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

On November 10, 2021, the Company issued an interest bearing convertible promissory to the Sponsor in the amount of $900,000. As of December 31, 2021, the fair market value of the note outstanding, including accrued interest, was $975,324. On February 13, 2022, the Company issued a non-interest bearing promissory note in the principal amount of up to $750,000 to the Sponsor, as of March 1, 2022 $300,000 was drawn and remains outstanding on the note.

Off-Balance Sheet Financing Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2021, we did not have any long-term debt, capital or operating lease obligations.

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

Convertible Promissory Note

The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash change in the fair value of the convertible promissory note in the statements of operations. The fair value of the conversion feature of the note was valued utilizing the Monte Carlo model.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 9,000,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Net Loss Per Ordinary Share

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net loss per ordinary share is computed by dividing the pro rata net loss between the Class A ordinary shares and the Non-redeemable Class A and Class B ordinary shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted loss per ordinary share does not consider the effect of the warrants and rights issued in connection with the IPO since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants and rights are exercisable for 6,137,400 shares of Class A ordinary shares in the aggregate.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business, such as Calidi, with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on August 20, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of our initial public offering and the sale of the private placement warrants held in the trust account have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-22 comprising a portion of this Report, which are included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are designed with the objective of ensuring that such information is accumulated and communicated to management, including our Chief Executive Officer (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer), to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021, due to the material weakness in our internal control over financial reporting related to complex financial instruments.

Management has implemented remediation steps to improve our internal control over financial reporting, as discussed in “Changes in Internal Control over Financial Accounting” below. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended December 31, 2021:

●	We have implemented procedures intended to ensure that we identify and apply the applicable accounting guidance to all complex transactions.

●	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our consolidated financial statements and disclosures.

Other than the changes discussed above, there have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Kevin Chen	44	Chairman of the Board of Directors and Chief Executive Officer
Christine Zhao	49	Chief Financial Officer and Director
Bob Ai	58	Director
Gang Li	50	Director
Jiuji Yan	56	Director

The experience of our directors and executive officers is as follows:

Kevin Chen has been our Chairman of the board of directors and Chief Executive Officer since September 2020. Mr. Chen has been serving as Chief Investment Officer and Chief Economist of Horizon Financial, a New York based investment management company that offers cross-border investment solutions to global financial institutions and individuals, since May 2018, where he is responsible for advising clients in investing healthcare facilities in the United States. Since November 2021, Mr. Chen has been a board member of InFinT Acquisition Corporation (NYSE: IFIN.U), a special purpose acquisition company that completed its initial public offering in November 23, 2021. Mr. Chen has also been serving as a board member of Horizon Global Access Fund (Cayman), a segregate portfolio of Flagship Healthcare Properties Fund, a leading U.S. Healthcare REIT, since February 2019. Previously Kevin served as a senior portfolio manager of Credit Agricole/Amundi Asset Management until October 2015, a director of Asset Allocation of Morgan Stanley from August 2004 to August 2008, and a manager of China Development Bank from September 1998 to August 2000. Kevin is Co-Founder and Vice-Chairman of the Absolute Return Investment Management Association of China. Kevin has also been a guest speaker at Harvard University, Fordham University, Pace University, and IESE Business School. He is a former member of the Adjunct Advisory Committee and former Interim Head of the Private Sector Concentration program of Master of Science in Global Affairs, New York University, and has been an adjunct professor there since 2012. He is a Member of the Economic Club of New York, Co-Chair of the New York Finance Forum, Fellow of the Foreign Policy Association, Member of the Bretton Woods Committee, Editorial Advisory Board Member of the Global Commodity Applied Research Digest (GCARD) at JP Morgan Center for Commodities (JPMCC) at the University of Colorado Denver Business School. Kevin obtained his PhD in Finance from the Financial Asset Management Engineering Center at University of Lausanne, Switzerland in 2005, Master’s degree in Finance, Center for Economic Research, Tilburg University in the Netherland in 2001, and B.A. degree in Economics from the Renmin University of China in China in 1998. We believe Mr. Chen is well qualified to serve as a director due to his experience in financing and investing acquired over the course of his career spent working in financial institutions.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

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

After the completion of our initial business combination, such as the Calidi Merger, members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommenced, to the board of directors for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 2, 2022, based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 5,477,242 ordinary shares, consisting of (i) 3,227,242 Class A ordinary shares and (ii) 2,250,000 Class B ordinary shares, issued and outstanding as of March 2, 2022. On all matters to be voted upon, except for the election or removal of directors of the board prior to the initial business combination, holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares			Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class		Percentage of Outstanding Ordinary Shares
American Physicians LLC(2)	414,000	12.83%	1,911,093	84.9%		42.45%
Kevin Chen(3)	--	--	--	--		--
Christine Zhao(3)	--	--	--	--		--
Bob Ai(3)	--	--	--	--		--
Gang Li(3)	--	--	--	--		--
Jiuji Yan(3)	--	--	--	--		--
All directors and officers as a group (Five individuals)(3)	--	--	--	--		--
Sea Otter Securities Group LLC(4)	548,600	16.99%	84,727	3.	77%	11.56%
Stichting Juridisch Eigendom Mint Tower Arbitrage Fund(5)	550,000	17.04%	84,727	3.	77%	11.59%
Feis Equities LLC(6)	275,000	8.52%	42,363	1.88%		5.79%
Yakira Capital Management, Inc.(7)	275,000	8.52%	42,363	1.88%		5.79%
Meteora Capital Partners, LP(8)	550,000	17.04%	84,727	3.	77%	11.59%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Edoc Acquisition Corp., 7612 Main Street Fishers, Suite 200, Victor, NY 14564.

(2)	Xiaoping Becky Zhang is the sole managing member of our sponsor. As a result, Ms. Zhang may be deemed to have voting and investment discretion with respect to the ordinary shares held by our sponsor.

(3)	Each of these officers and directors holds an interest in our sponsor and disclaims any beneficial interest other than to the extent of his or her pecuniary interest.

(4)	Based on information provided to Edoc by such holder. The business address is 107 Grand St, 7th Floor, New York, New York 10013.

(5)	Based on information provided to Edoc by such holder. The business address is Beursplein 5, 1012JW Amsterdam, Netherlands.

(6)	Based on information provided to Edoc by such holder. The business address is 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606

(7)	Based on information provided to Edoc by such holder. Includes funds held by Yakira Partners, L.P., Map 136 Segregated Portfolio, A Segregated Portfolio of LMA SPC and Yakira Enhanced Offshore Fund Ltd. The business address is 1555 Post Road East, Ste 202 Westport CT 06880.

(8)	Based on information provided to Edoc by such holder. The business address is 250 West 55th St, Suite 30A New York, NY 10019.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

For more information of the Calidi Merger and Calidi Merger Agreement, see “Item 1. Business.”

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

 Our sponsor entered into an agreement in accordance with the guidelines of Rule 10b5-1 under the Exchange Act, to place limit orders, through ED&F Man Capital Markets Inc., an independent broker-dealer registered under Section 15 of the Exchange Act which is not affiliated with us nor part of the underwriting or selling group, to purchase an aggregate of up to 3,750,000 of our rights in the open market at market prices, and not to exceed $0.20 per right during the period commencing on the later of (i) December 10, 2020, the date separate trading of the rights commenced or (ii) sixty calendar days after the end of the “restricted period” under Regulation M, continuing until the date that was the earlier of (a) November 9, 2021 and (b) the date that we announced that we had entered into a definitive agreement in connection with our initial business combination, or earlier in certain circumstances as described in the limit order agreement. The limit orders required such members of our sponsor to purchase any rights offered for sale (and not purchased by another investor) at or below a price of $0.20, until the earlier of (x) the expiration of the buyback period or (y) the date such purchases reach 3,750,000 rights in total. Our sponsor would not have any discretion or influence with respect to such purchases and will not be able to sell or transfer any rights purchased in the open market pursuant to such agreements until following the consummation of a business combination. It was intended that the broker’s purchase obligation would be subject to applicable law, including Regulation M under the Exchange Act, which may prohibit or limit purchases pursuant to the limit order agreement in certain circumstances. I-Bankers also agreed to purchase up to 1,250,000 of our rights in the open market at market prices not to exceed $0.20 per right, on substantially similar terms as our sponsor. The obligations to make any such purchases expired on November 9, 2021, and as of December 31, 2021, no limit orders were placed by our sponsor or I-Bankers.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate our initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the offering proceeds held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of our business combination into additional private units at a price of $10.00 per unit (which, for example, would result in the holders being issued 150,000 ordinary shares if $1,500,000 of notes were so converted, as well as 150,000 rights to receive 15,000 shares and 150,000 warrants to purchase 75,000 shares). See “Item 1. Business” for more information regarding the financing arrangements related to the Calidi Merger.”

On November 9, 2021, the sponsor requested that we extend the date by which we have to consummate an initial business combination from November 12, 2021, to February 12, 2022. The extension was the first of up to two three-month extensions permitted under our governing documents. In connection with such extension, the sponsor caused an aggregate of $900,000 to be deposited into our trust account on November 12, 2021.We issued the sponsor an interest bearing unsecured promissory note (the “2021 Note”) in the principal amount of $900,000 which is payable by us upon the earlier of the consummation of an initial business combination or our liquidation on or before February 12, 2022 (or a later date, if the deadline is extended by an amendment to our governing documents). Simple interest will accrue on the 2021 Note at the rate of 4% per annum based on 365 days a year. The 2021 Note may be repaid in cash or convertible into units consisting of one ordinary share, one right exchangeable into one-tenth of one ordinary share, and one warrant exercisable for one-half of one ordinary share at $11.50 per share equal to (x) the portion of the principal amount of and accrued interest under the 2021 Note being converted divided by (y) $10.00 rounded up to the nearest whole number of units. As of December 31, 2021, $975,324 was outstanding under the 2021 Note including $5,027 of accrued interest expense. As of March 1, 2022, $981,245 was outstanding under the 2021 Note including $10,948 of accrued interest expense.

On February 13, 2022, we issued a promissory note (the “2022 Note”) in the principal amount of up to $750,000 to our sponsor. The 2022 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate an initial business combination and (ii) the date that the winding up of the Company is effective. At the election of the sponsor, up to $600,000 of the unpaid principal amount of the 2022 Note may be converted into units of the Company, each unit consisting of one Class A share of the Company, one right exchangeable into one-tenth of one Cass A ordinary share and one warrant exercisable for one-half of one Class A ordinary share of the Company upon the consummation of an initial business combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the 2022 Note being converted, divided by (y) $10.00 rounded up to the nearest whole number of units. The Conversion Units are identical to the units issued by us to the sponsor in a private placement in connection with our initial public offering. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the 2022 Note. As of March 1, 2022, $300,000 was outstanding under the 2022 Note including $0 of accrued interest expense.

After our initial business combination, such as the Calidi Merger, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

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

See “Item 1. Business” for more information regarding the related party agreements related to the Calidi Merger.”

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from August 20, 2020 (inception) through December 31, 2020 totaled $121,025 and $66,950, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2020, and December 31, 2021, we did not pay Marcum any audit-related fees.

Tax Fees. We have not paid Marcum for tax services, planning or advice for the year ended December 31, 2020, and December 31, 2021.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2020, and December 31, 2021.

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

Item 15. Exhibit and Financial Statement Schedules.

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

EDOC ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
EDOC Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of EDOC Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for year ended December 31, 2021 and for the period from August 20, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 20, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 4, 2022

PCAOB ID Number 688

EDOC ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets:
Current assets:
Cash	$223,398	$1,000,730
Prepaid expenses	36,091	97,498
Total current assets	259,489	1,098,228
Cash and marketable securities held in Trust Account	92,459,548	91,538,680
Total Assets	$92,719,037	$92,636,908

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$1,030,039	$53,680
Convertible promissory note – related party, at fair value	975,324	—
Due to related party	—	17,000
Total current liabilities	2,005,363	70,680
Warrant liability	203,838	1,156,512
Total Liabilities	$2,209,201	$1,227,192

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 9,000,000 shares at $10.27 and $10.17 redemption value, respectively, as of December 31, 2021 and 2020	92,459,548	91,530,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 554,000 issued and outstanding at December 31, 2021 and 2020 (excluding 9,000,000 shares subject to possible redemption as of December 31, 2021 and 2020)	55	55
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,250,000 shares issued and outstanding as of December 31, 2021 and 2020	225	225
Additional paid-in capital	—	444,734
Accumulated deficit	(1,949,992)	(565,298)
Total Shareholders’ Deficit	(1,949,712)	(120,284)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$92,719,037	$92,636,908

The accompanying notes are an integral part of the financial statements.

EDOC ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	For the Period from August 20, 2020 (inception) through December 31, 2020
Formation and operating costs	$1,798,098	$89,341
Loss from operations	(1,798,098)	(89,341)
Other income (expense):
Interest earned on marketable securities held in Trust Account	20,868	8,680
Interest expense	(5,027)	—
Change in fair value of convertible promissory note	(70,297)	—
Change in fair value of warrants	952,674	(484,637)
Total other income (expense), net	898,218	(475,957)
Net Loss	$(899,880)	$(565,298)

Weighted average shares outstanding, redeemable Class A ordinary shares	9,000,000	3,834,783
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(0.08)	$(0.08)
Weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	2,804,000	2,960,283
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.08)	$(0.08)

The accompanying notes are an integral part of the financial statements.

EDOC ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2021

	Ordinary shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — August 20, 2020 (Inception)	—	$—	—	$—	$—	$—	—

Class B ordinary shares issued to Sponsor	—	—	2,587,500	259	24,741	—	25,000

Forfeiture of Class B ordinary shares	—	—	(337,500)	(34)	34	—	—

Sale of 479,000 Private Placement Units on November 12, 2020	479,000	48	—	—	4,542,347	—	4,542,395

Sale of 75,000 Representative shares on November 12, 2020	75,000	7	—	—	743		750

Fair value of Representative shares	—	—	—	—	653,250	—	653,250

Net loss	—	—	—	—	—	(565,298)	(565,298)

Fair Value Adjustment of Class A Ordinary Shares to Redemption Value	—	—	—	—	(4,776,381)	—	(4,776,381)

Balance — December 31, 2020	554,000	$55	2,250,000	$225	$444,734	$(565,298)	$(120,284)

Net loss	—	—	—	—	—	(899,880)	(899,880)

Fair Value Adjustment of Class A Ordinary Shares to Redemption Value					(444,734)	(484,814)	(929,548)

Balance — December 31, 2021	554,000	$55	2,250,000	$225	$—	$(1,949,992)	$(1,949,712)

The accompanying notes are an integral part of the financial statements.

EDOC ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from August 20, 2020 (Inception) Through December 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(899,880)	$(565,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and Treasury securities held in Trust Account	(20,868)	(8,680)
Accrued interest on promissory note	5,027	—
Change in fair value of convertible promissory note	70,297	—
Change in fair value of warrant liability	(952,674)	484,637
Changes in operating assets and liabilities:
Prepaid expenses	61,407	(97,498)
Accounts payable and accrued expenses	976,359	53,680
Due to related party	(17,000)	17,000
Net cash used in operating activities	(777,332)	(116,159)

Cash Flows from Investing Activities:
Principal deposited in Trust account for Trust extension	(900,000)	(91,530,000)
Net cash used in financing activities	(900,000)	(91,530,000)

Cash Flows from Financing Activities:
Proceeds from sale of Class B ordinary shares to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriters’ discount	—	88,425,000
Proceeds from issuance of Private Placement shares	—	4,790,000
Proceeds from sale of Representative shares	—	750
Proceeds from Promissory Note - Related Party	900,000	177,591
Repayment of Promissory Note - Related Party	—	(177,591)
Payment of offering costs	—	(593,861)
Net cash provided by financing activities	900,000	92,646,889

Net Change in Cash	(777,332)	1,000,730
Cash, beginning of the period	1,000,730	—
Cash, end of period	$223,398	$1,000,730

Non-Cash Investing and Financing Activities:
Fair Value Adjustment of Class A Ordinary Shares to Redemption Value	$929,548	$4,776,381
Fair value of Representative Shares credited to additional paid-in capital	$—	$653,250

The accompanying notes are an integral part of the financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, AND GOING CONCERN

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

As of December 31, 2021, the Company had not yet commenced any operations. All activity through December 31, 2021, relates to the Company’s organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for the Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Trust Account

Following the closing of the IPO on November 12, 2020, $91,530,000 ($10.17 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) On November 10, 2021, $900,000 ($0.10 per share) was added to the Trust Account for the first extension of the Company. The funds in the Trust Accountare invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination by August 12, 2022(the “Combination Period”), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholder.

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

The Company will provide holders of the Company’s outstanding shares of Class A ordinary shares, par value $0.0001 per share, sold in the IPO (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below) upon the completion of the initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.17 per share, subsequently plus $0.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

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

The Company will have 12 months until August 12, 2022to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.

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

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.27 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.27 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

As of December 31, 2021, the Company had $223,398 in the operating bank account and working capital deficit of $1,745,874.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain of the Company’s expenses in exchange for the issuance of the Founder Shares, the loan proceeds of $300,000 from the Sponsor pursuant to the Note (see Note 5), and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsors, officers, directors and Initial Shareholders may, but are not obligated to, provide the Company a working capital loan. As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

On November 10, 2021, the Company issued an interest bearing convertible promissory to the Sponsor in the amount of $900,000. As of December 31, 2021, the fair market value of the note outstanding, including accrued interest, was $975,324. On February 13, 2022, the Company issued a non-interest bearing promissory note in the principal amount of up to $750,000 to the Sponsor, as of March 1, 2022 $300,000 was drawn and remains outstanding on the note.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period and the reported amounts of expenses during the reporting period. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities as well as the fair value of the convertible note. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021.

Investment Held in Trust Account

At December 31, 2021, the Trust Account had $92,459,548 held in marketable securities. During period January 1, 2021 to December 31, 2021, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

Convertible Promissory Note

The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash change in the fair value of the convertible promissory note in the statements of operations. The fair value of the conversion feature of the note was valued utilizing the Monte Carlo model.

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

The Company accounts for its 479,000 Private Warrants and 450,000 Representative’s Warrants issued in connection with its Initial Public Offering as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, 9,000,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

At December 31, 2021, the Class A ordinary shares reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$90,000,000
Less:
Ordinary share issuance costs	(3,246,381)
Plus:
Fair value adjustment of carrying value to redemption value	5,705,929
Contingently redeemable ordinary shares	$92,459,548

Net Loss Per Ordinary Share

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net loss per ordinary share is computed by dividing the pro rata net loss between the Class A ordinary shares and the Non-redeemable Class A and Class B ordinary shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted loss per ordinary share does not consider the effect of the warrants and rights issued in connection with the IPO since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants and rights are exercisable for 6,137,400 shares of Class A ordinary shares in the aggregate.

	Year Ended December 31, 2021	For the Period from August 20, 2020 (inception) through December 31, 2020
Ordinary shares subject to possible redemption
Numerator:
Net loss allocable to Class A ordinary shares subject to possible redemption	$(686,117)	$(319,025)
Denominator:
Weighted Average Redeemable Class A Ordinary shares, Basic and Diluted	9,000,000	3,834,783
Basic and Diluted net loss per share, Redeemable Class A Ordinary shares	$(0.08)	$(0.08)

Non-Redeemable Ordinary shares
Numerator:
Net loss allocable to Non-Redeemable Class A and Class B ordinary shares not subject to redemption	$(213,763)	$(246,273)
Denominator:
Weighted Average Non-Redeemable Class A and Class B Ordinary shares, Basic and Diluted	2,804,000	2,960,283
Basic and diluted net loss per share, ordinary shares	$(0.08)	$(0.08)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

NOTE 3. INITIAL PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

Promissory Note—Related Party

In September 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of September 30, 2021 or the closing of the IPO. As of November 12, 2020, the Sponsor had loaned to the Company an aggregate of $177,591 under the promissory note to pay for formation costs and a portion of the expenses of the IPO. The note was repaid in full in connection with the closing of the initial public offering, and as of December 31, 2021 and 2020 respectively, no amounts were outstanding.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, certain of the Company’s officers and directors, or other third parties may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, Up to $1,500,000 of such Working Capital Loans may be convertible upon consummation of our business combination into additional private units at a price of $10.00 per unit. At December 31, 2021 and 2020 respectively, no Working Capital Loans were outstanding. To date, the Company has no borrowings under the Working Capital Loans.

Convertible Promissory Notes - Related Party Extension Loans

On November 9, 2021, the Company’s board of directors approved the extension of the date by which the Company has to consummate a Business Combination from November 12, 2021, to February 12, 2022. In connection with the extension, the Sponsor deposited into the Trust Account $0.10 for each of the 9,000,000 shares issued in the Initial Public Offering, for a total of $900,000. The Company issued the Sponsor an interest bearing unsecured promissory note in the principal amount of $900,000 which is payable by the Company upon the earlier of the consummation of the Business Combination or the liquidation of the Company on or before February 12, 2022 (unless such date is extended by the Company’s board of directors). Simple interest will accrue on the unpaid principal balance of the Note at the rate of 4% per annum based on 365 days a year. The Note may be repaid in cash or convertible into units consisting of one ordinary share, one right exchangeable into one-tenth of one ordinary share, and one warrant exercisable for one-half of one ordinary share at $11.50 per share equal to (x) the portion of the principal amount of and accrued interest under the Note being converted divided by (y) $10.00 rounded up to the nearest whole number of units. As of December 31, 2021, $975,324 was outstanding under the related party extension loans including $5,027 of accrued interest expense and $70,297 in the change in fair market value of the principal of the note.

On February 9, 2022, the Company held an extraordinary general meeting of shareholders to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination from February 12, 2022 to August 12, 2022. On February 13, 2022, the Company issued a promissory note (the “Note”) in the principal amount of up to $750,000 to American Physicians LLC. The Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $600,000 of the unpaid principal amount of the Note may be converted into units of the Company, each unit consisting of one Class A share of the Company, one right exchangeable into one-tenth of one Cass A ordinary share and one warrant exercisable for one-half of one Class A ordinary share of the Company upon the consummation of an initial business combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the Note being converted, divided by (y) $10.00 rounded up to the nearest whole number of units. The Conversion Units are identical to the units issued by the Company to the Sponsor in a private placement in connection with the Company’s initial public offering. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Note. As of March 1, 2022, $300,000 was drawn and remains outstanding under the promissory note.

Administrative Support Agreement

The Company agreed, for a period commencing on November 9, 2020 and ending upon completion of the Company’s Business Combination or its liquidation, to pay the Company’s Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. Since the initial public offering, the Company has not made any payments under the agreement, and has paid for services rendered and expenses advanced by the Sponsor on an as-needed basis. As of December 31, 2020, the Company had accrued $17,000 related to this agreement. Effective March 31, 2021, the Company and Sponsor terminated the agreement and agreed to waive any accrued fees from inception. As of December 31, 2021, no fees were due to the Sponsor.

The Sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis expenses incurred and all payments that were made to the Sponsor, officers, directors or their affiliates.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

The Company initially estimated the fair value of the Representative’s Warrants at $424,270 using the Monte Carlo simulation model. As of December 31, 2021, the fair value of the Representative’s Warrant granted to the underwriters is estimated to be $107,779 using the following assumptions: (1) expected volatility of 6.5%, (2) risk-free interest rate of 1.29% and (3) expected life of 5.39 years. The expected volatility was determined by the Company based on the historical volatilities of a set of comparative special purpose acquisition companies (“SPAC”), and the risk-fee interest rate was determined by reference to the U.S. Treasury yield curve in effect for time period equals to the expected life of the Representative’s Warrant.

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

Open Market Purchases

Our sponsor entered into an agreement in accordance with the guidelines of Rule 10b5-1 under the Exchange Act, to place limit orders, through ED&F Man Capital Markets Inc., an independent broker-dealer registered under Section 15 of the Exchange Act which is not affiliated with us nor part of the underwriting or selling group, to purchase an aggregate of up to 3,750,000 of our rights in the open market at market prices, and not to exceed $0.20 per right during the period commencing on the later of (i) December 10, 2020, the date separate trading of the rights commenced or (ii) sixty calendar days after the end of the “restricted period” under Regulation M, continuing until the date that was the earlier of (a) November 9, 2021 and (b) the date that we announced that we had entered into a definitive agreement in connection with our initial business combination, or earlier in certain circumstances as described in the limit order agreement. The limit orders required such members of our sponsor to purchase any rights offered for sale (and not purchased by another investor) at or below a price of $0.20, until the earlier of (x) the expiration of the buyback period or (y) the date such purchases reach 3,750,000 rights in total. Our sponsor would not have any discretion or influence with respect to such purchases and will not be able to sell or transfer any rights purchased in the open market pursuant to such agreements until following the consummation of a business combination. It was intended that the broker’s purchase obligation would be subject to applicable law, including Regulation M under the Exchange Act, which may prohibit or limit purchases pursuant to the limit order agreement in certain circumstances. I-Bankers  also agreed to purchase up to 1,250,000 of our rights in the open market at market prices not to exceed $0.20 per right, on substantially similar terms as our sponsor. The obligations to make any such purchases expired on November 9, 2021, and as of December 31, 2021, no limit orders were placed by our sponsor or I-Bankers.

Business Combination Agreement

On February 2, 2022 the Company entered into an Agreement and Plan of Merger with Edoc Merger Sub Inc, and Calidi Biotherapeutics, Inc. pursuant to which the Company and Calidi Biotherapeutics Inc. will consummate the Business Combination. The Business Combination Agreement contains customary representations and warranties, covenants, closing conditions, termination conditions, and other terms relating to the Merger and the other transactions contemplated thereby.

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) upon the consummation of the transactions contemplated by the Merger greement (the “Closing”), Merger Sub will merge with and into Caldi (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with Calidi continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of Edoc. In the Merger, (i) all shares of Calidi common stock (together, “Calidi Stock”) issued and outstanding immediately prior to the Effective Time (other than those properly exercising any applicable dissenters rights under Nevada law) will be converted into the right to receive the Merger Consideration (as defined below); and (ii) each outstanding option to acquire shares of Calidi common stock (whether vested or unvested) will be assumed by Edoc and automatically converted into an option to acquire shares of Edoc common stock, with its price and number of shares equitably adjusted based on the conversion ratio of the shares of Calidi common stock into the Merger Consideration.

The Merger Agreement also provides that, prior to the Effective Time, Edoc shall continue out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation (the “Conversion”). At the Closing, the Company will change its name to “Calidi Biotherapeutics, Inc.”.

The aggregate merger consideration to be paid pursuant to the Merger Agreement to holders of Calidi Stock as of immediately prior to the Effective Time (the “calidi Stockholders” and together with the holders of Calidi options immediately prior to the Effective Time, the “Calidi Security Holders”) will be an amount equal to $400,000,000, subject to adjustments for Calidi’s closing debt, net of cash (the “Merger Consideration”). The Merger Consideration to be paid to the Calidi Stockholders will be paid solely by the delivery of new shares of Edoc common stock, with each share valued at $10.00 per share. The Merger Consideration will be subject to a post-closing true up after the closing.

Refer to Current Report on Form 8-K filed on February 2, 2022 for further information regarding the Business Combination and other certain related agreements entered into concurrently with the execution of the Business Combination Agreement.

NOTE 7. WARRANTS AND RIGHTS

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preferred shares at par value of $0.0001 each. At December 31, 2021 and 2020, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of December 31, 2021 and 2020, there were 554,000 Class A ordinary shares issued and outstanding, excluding 9,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. In September 2020, the Sponsor subscribed 2,875,000 shares of the Company’s Class B ordinary shares for $25,000, or approximately $0.01 per share, in connection with formation. On November 9, 2020, the founders surrendered an aggregate of 287,500 Class B ordinary shares for no consideration, resulting in an aggregate of 2,587,500 Class B ordinary shares issued and outstanding. On December 24, 2020, 337,500 shares were forfeited as the over-allotment option was not exercised by the underwriters, resulting in an aggregate of 2,250,000 Class B ordinary shares issued and outstanding at December 31, 2021.

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet as of December 31, 2021 and the balance sheet as of December 31, 2020. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of December 31, 2021 and 2020 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	December 31, 2021	Level	December 31, 2020
Assets:
U.S. Money Market and Treasury Securities Held in Trust Account	1	$92,459,548	1	$91,538,680
Liabilities:
Warrant liability—Private Warrants	3	96,059	3	$348,217
Warrant liability—Representative’s Warrants	3	107,779	3	$808,295
Convertible Promissory Note	3	975,324		$—

Investment Held in Trust Account

As of December 31, 2021, investments in the Company’s Trust Account consisted of $92,459,548 in U.S. Money Market funds. All the U.S. Treasury Securities matured on December 16, 2021.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2021 or for the year ended December 31, 2020.

Level 1 instruments include investments in money markets and Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Warrant Liability

The Private Warrants and Representative’s Warrants are accounted for as liabilities pursuant to ASC 815-40 and are measured at fair value as of each reporting period. Changes in the fair value of the Warrants are recorded in the statements of operations each period.

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

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of December 31, 2021 and 2020. The Representative’s Warrants were valued using similar information, except for strike price which is at $12.

	December 31, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Share price	$10.21	$10.24
Volatility	6.5%	11.7%
Expected life	5.39	5.91
Risk-free rate	1.29%	0.49%
Dividend yield	-%	-%

The following table presents a summary of the changes in the fair value of the Private Warrants and Representative’s Warrants, a Level 3 liability, measured on a recurring basis.

	Private Warrants	Representative’s Warrants	Warrant Liability
Fair value as of December 31, 2020	$348,217	$808,295	$1,156,512
Change in fair value (1)	(252,158)	(700,516)	(952,674)
Fair value as of December 31, 2021	$96,059	$107,779	$203,838

(1)	Represents the non-cash gain on change in valuation of the Private Warrants and Representative’s Warrants and is included in Change in fair value of warrant liability on the statements of operations.

Convertible Promissory Note

The convertible promissory note was valued using a Montel Carlo simulation model, which is considered to be a Level 3 fair value measurement. The estimated fair value of the Convertible Promissory Note was based on the following significant inputs:

December 31, 2021
Risk-free interest rate	0.84%
Time to Expiration (in years)	$0.39
Expected volatility	4.9%
Dividend yield	0.00%
Stock Price	$10.82
Probability of transaction	90.00%

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Note:

Fair value as of December 31, 2020	$—
Proceeds received through Convertible Promissory Note	900,000
Interest accrued at 4% per annum based on 365 days in a year	5,027
Change in fair value	70,297
Fair value as of December 31, 2021	$975,324

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during year ended December 31, 2021 for the Convertible Promissory Note.

NOTE 10. SUBSEQUENT EVENTS

Agreement and Plan of Merger

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 2, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Edoc Merger Sub Inc., a Nevada corporation and newly formed wholly-owned subsidiary of Edoc (“Merger Sub”), American Physicians LLC, a Delaware limited liability company (“Sponsor”), solely in the capacity as the representative from and after the effective time of the Merger (as defined below) (the “Effective Time”) for the shareholders of Edoc (other than the Calidi Security Holders (as defined below) (the “Purchaser Representative”), Calidi Biotherapeutics, Inc., a Nevada corporation (“Calidi”), and Allan Camaisa solely in his capacity as the representative from and after the Effective Time for Calidi’s Security Holders (the “Seller Representative”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into Calidi (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with Calidi continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of Edoc. In the Merger, (i) all shares of Calidi common stock (together, “Calidi Stock”) issued and outstanding immediately prior to the Effective Time (other than those properly exercising any applicable dissenters rights under Nevada law) will be converted into the right to receive the Merger Consideration (as defined below); and (ii) each outstanding option to acquire shares of Calidi common stock (whether vested or unvested) will be assumed by Edoc and automatically converted into an option to acquire shares of Edoc common stock, with its price and number of shares equitably adjusted based on the conversion ratio of the shares of Calidi common stock into the Merger Consideration.

The Merger Agreement also provides that, prior to the Effective Time, Edoc shall continue out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation (the “Conversion”). At the Closing, the Company will change its name to “Calidi Biotherapeutics, Inc.”.

Refer to Current Report on Form 8-K filed on February 2, 2022 for further information regarding the Business Combination and other certain related agreements entered into concurrently with the execution of the Business Combination Agreement.

Amendment to extend the Date to Consummate a Business Combination

On February 9, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a business combination from February 12, 2022 to August 12, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,326,758 Ordinary Shares. As a result, an aggregate of $64,996,857.71 (or approximately $10.27 per share) was released from the Trust Account to pay such shareholders and 5,477,242 Ordinary Shares were issued and outstanding at February 11, 2022.

Promissory Note

On February 13, 2022, the Company issued a promissory note (the “Note”) in the principal amount of up to $750,000 to American Physicians LLC. The Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $600,000 of the unpaid principal amount of the Note may be converted into units of the Company, each unit consisting of one Class A share of the Company, one right exchangeable into one-tenth of one Cass A ordinary share and one warrant exercisable for one-half of one Class A ordinary share of the Company upon the consummation of an initial business combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the Note being converted, divided by (y) $10.00 rounded up to the nearest whole number of units. The Conversion Units are identical to the units issued by the Company to the Sponsor in a private placement in connection with the Company’s initial public offering. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Note. As of March 1, 2022, $300,000 was drawn on the note and remains outstanding.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of November 9, 2020, by and between the Company and I-Bankers (2)
2.1

Agreement and Plan of Merger, dated as of February 2, 2022, by and among the Company, Edoc Merger Sub Inc., American Physicians LLC in the capacity as the Purchase Representative, Allan Camaisa in the capacity as the Seller Representative and Calidi Biotherapeutics, Inc. (6)

2.2

Amendment to Agreement and Plan of Merger, dated as of February 2, 2022, by and among the Company, Edoc Merger Sub Inc., American Physicians LLC in the capacity as the Purchase Representative, Allan Camaisa in the capacity as the Seller Representative and Calidi Biotherapeutics, Inc. (8)

3.1	Amended and Restated Memorandum and Articles of Association (8)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Ordinary Shares Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Specimen Right Certificate (2)
4.5	Warrant Agreement, dated as of November 9, 2020, by and between Continental Stock Transfer & Trust Company and the Company (2)
4.6	Rights Agreement, dated as of November 9, 2020, by and between Continental Stock Transfer & Trust Company and the Company (2)
4.7	Form of Representative’s Warrants (2)
4.8	Description of Registered Securities. (5)
10.1	Letter Agreement, dated as of November 9, 2020, by and among the Company, and each of the initial shareholders, directors and officers of the Company (2)
10.2	Investment Management Trust Agreement, dated as of November 9, 2020, by and between Continental Stock Transfer & Trust Company and the Company (2)
10.3	Letter Agreement, dated as of November 9, 2020, by and between American Physicians LLC and the Registrant regarding administrative support (2)
10.4	Securities Purchase Agreement between the Company and the Sponsor (1)
10.5	Unit Subscription Agreement, dated as of November 9, 2020, by and between the Company and American Physicians LLC (2)
10.6	Unit Subscription Agreement, dated as of November 9, 2020, by and between the Registrant and I-Bankers (2)
10.7	Registration Rights Agreement, dated as of November 9, 2020, by and between the Company and certain securityholders (2)
10.8	Business Combination Marketing Agreement, dated as of November 9, 2020, by and by and between the Company and I-Bankers (2)
10.9	Indemnity Agreement, dated as of November 9, 2020, by and between the Company and Bob Ai (2)
10.10	Indemnity Agreement, dated as of November 9, 2020, by and between the Company and Christine Zhao (2)
10.11	Indemnity Agreement, dated as of November 9, 2020, by and between the Company and Gang Li (2)
10.12	Indemnity Agreement, dated as of November 9, 2020, by and between the Company and Jiuji Yan (2)
10.13	Indemnity Agreement, dated as of November 9, 2020, by and between the Company and Kevin Chen (2)
10.14	10b5-1 plan between Sponsor and ED&F Man Capital Markets Inc., dated as of November 9, 2020 (2)
10.15	10b5-1 plan between I-Bankers and ED&F Man Capital Markets Inc., dated as of November 9, 2020 (2)
10.16	Waiver Letter, dated January 5, 2021 by and among the Company, Christine Zhao, and I-Bankers Securities, Inc.(3)
10.17	Termination Agreement, dated March 31, 2021, by and between the Company and American Physicians LLC (4)
10.18	Waiver Letter dated January 14, 2022 by and among the Company, Kevin Chen, and I-Bankers Securities, Inc. (5)
10.19	Form of Voting Agreement, dated as of February 2, 2022, by and among Edoc Acquisition Corp., Calidi Biotherapeutics, Inc., and the stockholders of Calidi Biotherapeutics, Inc. party thereto. (7)
10.20

Form of Lock-Up Agreement, dated as of February 2, 2022, by and among Edoc Acquisition Corp., American Physicians LLC in the capacity as the Purchase Representative and the stockholders of Calidi Biotherapeutics, Inc. party thereto. (7)

10.21	Form of Securities Purchase Agreement. (7)
10.22	Form of Warrant. (7)
10.23	Form of Certificate of Designations of Series A Convertible Stock. (7)
10.24	Form of Registration Rights Agreement. (7)
10.25	Form of Forward Purchase Agreement. (6)
10.26	Form of Founder Share Transfer. (6)
10.27	Promissory Note of Edoc Acquisition Corp., dated February 13, 2022. (8)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.
**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on October 19, 2020.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with the SEC on November 16, 2020.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2021.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2021.
(5)	Incorporated by reference to the Company’s Amended Annual Report on Form 10-K/A, filed with the SEC on January 14, 2022.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2022.
(7)	Incorporated by reference to the Company’s Amended Current Report on Form 8-K/A, filed with the SEC on February 7, 2022.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 4, 2022	Edoc Acquisition Corp.

	By:	/s/ Kevin Chen
	Name:	Kevin Chen
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Kevin Chen	Chairman of the Board of Directors and Chief Executive Officer	March 4, 2022
Kevin Chen	(Principal Executive Officer)

/s/ Christine Zhao	Chief Financial Officer and Director	March 4, 2022
Christine Zhao	(Principal Financial and Accounting Officer)

/s/ Bob Ai	Director	March 4, 2022
Bob Ai

/s/ Gang Li	Director	March 4, 2022
Gang Li

/s/ Jiuji Yan	Director	March 4, 2022
Jiuji Yan