Form 10-Q
period 2022-03-31
Edoc Acquisition Corp.
filed 2022-05-11
CIK 1824884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares, $0.0001 par value per share	ADOC	The Nasdaq Stock Market LLC
Rights, exchangeable into one-tenth of one Class A Ordinary Share	ADOCR	The Nasdaq Stock Market LLC
Warrants, each exercisable for one-half of one Class A Ordinary Share, each whole Warrant exercisable for $11.50 per share	ADOCW	The Nasdaq Stock Market LLC

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

As of May 9, 2022, there were 3,227,242 Class A ordinary shares, par value $0.0001 per share, and 2,250,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

EDOC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

Item 1. Financial Statements

EDOC ACQUISTION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
Assets:
Current assets:
Cash	$96,222	$223,398
Prepaid expenses	121,481	36,091
Total current assets	217,703	259,489
Cash and marketable securities held in Trust Account	27,466,834	92,459,548
Total Assets	$27,684,537	$92,719,037

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$1,825,854	$1,030,039
Convertible promissory note – related party, at fair value	1,421,859	975,324
Total current liabilities	3,247,713	2,005,363
Warrant liability	61,961	203,838
Total Liabilities	$3,309,674	$2,209,201

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 2,673,242 and 9,000,000 shares at $10.27 redemption value, respectively, as of March 31, 2022 and December 31, 2021	27,466,834	92,459,548

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 554,000 issued and outstanding at March 31, 2022 and December 31, 2021 (excluding 2,673,242 and 9,000,000 shares subject to possible redemption as of March 31, 2022 and December 31, 2021, respectively)	55	55
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,250,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	225	225
Additional paid-in capital	3,422,206	—
Accumulated deficit	(6,514,457)	(1,949,992)
Total Shareholders’ Deficit	(3,091,971)	(1,949,712)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$27,684,537	$92,719,037

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Formation and operating costs	$1,257,601	$121,624
Loss from operations	(1,257,601)	(121,624)
Other income (expense):
Interest earned on marketable securities held in Trust Account	4,144	11,869
Interest expense	(13,975)	—
Fair value of shares transfered to backstop investors	(3,426,350)	—
Change in fair value of convertible promissory note	(12,560)	—
Change in fair value of warrants	141,877	736,389
Total other income, net	(3,306,864)	748,258
Net Income (Loss)	$(4,564,465)	$626,634

Weighted average shares outstanding, redeemable Class A ordinary shares	5,414,837	9,000,000
Basic and diluted net income (loss) per share, redeemable Class A ordinary shares	$(0.56)	$0.05
Weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	2,804,000	2,804,000
Basic and diluted net income (loss) per share, non-redeemable Class A and Class B ordinary shares	$(0.56)	$0.05

See accompanying notes to financial statements.

EDOC ACQUISTION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Ordinary shares				Additional		Total Shareholders’
	Class A		Class B		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance—December 31, 2021	554,000	$55	2,250,000	$225	$—	$(1,949,992)	$(1,949,712)

Fair value of shares transferred to backstop investors					3,426,350		3,426,350

Accretion for ordinary shares to redemption amount					(4,144)		(4,144)

Net loss	—	—	—	—	—	(4,564,465)	(4,564,465)
Balance—March 31, 2022	554,000	$55	2,250,000	$225	$3,422,206	$(6,514,457)	$(3,091,971)

THREE MONTHS ENDED MARCH 31, 2021

	Ordinary shares				Additional		Total Shareholders’
	Class A		Class B		Paid-In	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2020	554,000	$55	2,250,000	$225	$444,734	$(565,298)	(120,284)
Net income	—	—	—	—	—	626,634	626,634
Balance—March 31, 2021	554,000	$55	2,250,000	$225	$444,734	$61,336	$506,350

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$(4,564,465)	$626,634
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and Treasury securities held in Trust Account	(4,144)	(11,869)
Accrued interest on promissory note	13,975	—
Change in fair value of convertible promissory note	12,560	—
Change in fair value of warrant liability	(141,877)	(736,389)
Fair value of sharestransfered to backstop investors	3,426,350	—
Changes in operating assets and liabilities:
Prepaid expenses	(85,390)	(214,333)
Accounts payable and accrued expenses	795,815	80,000
Due to related party	—	(17,000)
Net cash used in operating activities	(547,176)	(272,957)

Cash Flows from an Investing Activity:
Disbursement of cash from Trust	64,996,858	—
Net cash provided by an investing activity	64,996,858	—

Cash Flows from Financing Activities:
Redemption of Class A ordinary shares	(64,996,858)	—
Proceeds from Promissory Note - Related Party	420,000	—
Net cash used in financing activities	(64,576,858)	—

Net Change in Cash	(127,176)	(272,957)
Cash, beginning of the period	223,398	1,000,730
Cash, end of period	$96,222	$727,773

Non-Cash Financing Activity:
Accretion for ordinary shares to redemption amount	$4,144	$929.548

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

Note 1—Description of Organization, Business Operations and Going Concern

EDOC Acquisition Corp. (“Edoc” or the “Company”) was incorporated in the Cayman Islands on August 20, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). While the Company may pursue an acquisition opportunity in any industry or geographic region, the Company intends to focus on businesses primarily operating in the health care and health care provider space in North America and Asia-Pacific.

As of March 31, 2022, the Company had not yet commenced any operations. All activity through March 31, 2022, relates to the Company’s organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for the Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Trust Account

Following the closing of the IPO on November 12, 2020, $91,530,000 ($10.17 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”). On November 10, 2021, $900,000 ($0.10 per share) was added to the Trust Account for the first extension of the Company. The funds in the Trust Account are invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination by August 12, 2022 (the “Combination Period”), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholder.

On February 9, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a business combination from February 12, 2022 to August 12, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,326,758 Ordinary Shares. As a result, an aggregate of $64,996,857.71 (or approximately ($10.27 per share) was released from the Trust Account to pay such shareholders.

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

The Company will have until August 12, 2022 to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and Russia-Ukraine war on the industry and has concluded that while it is reasonably possible that the virus and the war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these interim condensed financial statements. The interim condensed financial statements do not include any adjustments that might results from the outcome of this uncertainty.

Going Concern

As of March 31, 2022, the Company had $96,222 in the operating bank account and working capital deficit of $3,030,010.

On November 10, 2021, the Company issued an interest-bearing convertible promissory to the Sponsor in the amount of $900,000. As of March 31, 2022, the fair market value of the note outstanding, including accrued interest, was $976,168. On February 13, 2022, the Company issued a non-interest-bearing convertible promissory note in the principal amount of up to $750,000 to the Sponsor. As of March 31, 2022, $420,000 was drawn on the note and the fair market value of the note outstanding was $445,691.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. These interim condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 4, 2022, which contains the audited financial statements and notes thereto.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of Estimates

The preparation of interim condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period and the reported amounts of expenses during the reporting period. One of the more significant accounting estimates included in these interim condensed financial statements is the determination of the fair value of the warrant liabilities as well as the fair value of the convertible note. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Investment Held in Trust Account

At March 31, 2022 and December 31, 2021, the Trust Account had $27,466,834 and $92,459,548 held in marketable securities, respectively. During the period January 1, 2022 to March 31, 2022, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations. On February 9, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a business combination from February 12, 2022 to August 12, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,326,758 Ordinary Shares. As a result, an aggregate of $64,996,857.71 (or approximately ($10.27 per share) was released from the Trust Account to pay such shareholders.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. On February 9, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a business combination from February 12, 2022 to August 12, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,326,758 Ordinary Shares. As a result, an aggregate of $64,996,857.71 (or approximately ($10.27 per share) was released from the Trust Account to pay such shareholders. Accordingly, as of March 31, 2022 and December 31, 2021, 2,673,242 and 9,000,000 shares of Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity outside of the shareholders’ equity section of the Company’s balance sheets.

As of March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$90,000,000
Less:
Ordinary share issuance costs	(3,246,381)
Plus:
Fair value adjustment of carrying value to redemption value	5,705,929
Contingently redeemable ordinary shares at December 31, 2021	$92,459,548
Less:
Redemption of 6,326,758 shares	(64,996,858)
Plus:
Fair value adjustment of carrying value to redemption value	4,144
Contingently redeemable ordinary shares at March 31, 2022	$27,466,834

Net Income (Loss) Per Ordinary Share

The Company applies the two-class method in calculating earnings per share. The contractual formula utilized to calculate the redemption amount approximates fair value. The Class feature to redeem at fair value means that there is effectively only one class of stock. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. Net income (loss) per ordinary share is computed by dividing the pro rata net income (loss) between the Class A ordinary shares and the Non-redeemable Class A and Class B ordinary shares by the weighted average number of ordinary shares outstanding for each of the periods. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants and rights issued in connection with the IPO since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants and rights are exercisable for 6,137,400 shares of Class A ordinary shares in the aggregate.

	Three Months ended March 31, 2022	Three Months ended March 31, 2021
Ordinary shares subject to possible redemption
Numerator:
Net income (loss) allocable to Class A ordinary shares subject to possible redemption	$(3,007,218)	$477,779
Denominator:
Weighted Average Redeemable Class A Ordinary shares, Basic and Diluted	5,414,837	9,000,000
Basic and Diluted net income (loss) per share, Redeemable Class A Ordinary shares	$(0.56)	$0.05

Non-Redeemable Ordinary shares
Numerator:
Net income (loss) allocable to Class B ordinary shares not subject to redemption	$(1,557,247)	$148,855
Denominator:
Weighted Average Non-Redeemable Ordinary shares, Basic and Diluted	2,804,000	2,804,000
Basic and diluted net income (loss) per share, ordinary shares	$(0.56)	$0.05

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s interim condensed financial statements. The Company’s management does not expect the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Standards

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying interim condensed financial statements.

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

Promissory Note—Related Party

In September 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of September 30, 2021 or the closing of the IPO. As of November 12, 2020, the Sponsor had loaned to the Company an aggregate of $177,591 under the promissory note to pay for formation costs and a portion of the expenses of the IPO. The note was repaid in full in connection with the closing of the initial public offering, and as of March 31, 2022 and December 31, 2021 respectively, no amounts were outstanding.

Convertible Promissory Notes - Related Party Extension Loans and Working Capital Loans

On November 9, 2021, the Company’s board of directors approved the first extension of the date by which the Company has to consummate a Business Combination from November 12, 2021, to February 12, 2022. In connection with the extension, the Sponsor deposited into the Trust Account $0.10 for each of the 9,000,000 shares issued in the Initial Public Offering, for a total of $900,000. The Company issued the Sponsor an interest bearing unsecured promissory note in the principal amount of $900,000 which is payable by the Company upon the earlier of the consummation of the Business Combination or the liquidation of the Company on or before August 12, 2022 (unless such date is extended by the Company’s board of directors). Simple interest will accrue on the unpaid principal balance of the Note at the rate of 4% per annum based on 365 days a year. The Note may be repaid in cash or convertible into units consisting of one ordinary share, one right exchangeable into one-tenth of one ordinary share, and one warrant exercisable for one-half of one ordinary share at $11.50 per share equal to (x) the portion of the principal amount of and accrued interest under the Note being converted divided by (y) $10.00 rounded up to the nearest whole number of units.

On February 9, 2022, the Company held an extraordinary general meeting of shareholders to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company has to consummate an initial business combination from February 12, 2022 to August 12, 2022. On February 13, 2022, the Company issued a promissory note (the “Note”) in the principal amount of up to $750,000 to American Physicians LLC. The Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $600,000 of the unpaid principal amount of the Note may be converted into units of the Company, each unit consisting of one Class A share of the Company, one right exchangeable into one-tenth of one Cass A ordinary share and one warrant exercisable for one-half of one Class A ordinary share of the Company upon the consummation of an initial business combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the Note being converted, divided by (y) $10.00 rounded up to the nearest whole number of units. The Conversion Units are identical to the units issued by the Company to the Sponsor in a private placement in connection with the Company’s initial public offering. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the Note. As of March 31, 2022, $420,000 was drawn and remains outstanding under the promissory note.

As of March 31, 2022, $1,320,000 was outstanding under the related party extension loans including $19,002 of accrued interest expense due to the extension on note and $82,857 in the change in fair market value of the principal of the note. As of December 31, 2021, $900,000 was outstanding under the related party extension loans including $5,027 of accrued interest expense and $70,297 in the change in fair market value of the principal of the note.

Administrative Support Agreement

The Company agreed, for a period commencing on November 9, 2020 and ending upon completion of the Company’s Business Combination or its liquidation, to pay the Company’s Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. Since the initial public offering, the Company has not made any payments under the agreement and has paid for services rendered and expenses advanced by the Sponsor on an as-needed basis. Effective March 31, 2021, the Company and Sponsor terminated the agreement and agreed to waive any accrued fees from inception. As of March 31, 2022 and December 31, 2021, no fees were due to the Sponsor.

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

The Company initially estimated the fair value of the Representative’s Warrants at $424,270 using the Monte Carlo simulation model. As of March 31, 2022, the fair value of the Representative’s Warrant granted to the underwriters is estimated to be $5,063 using the following assumptions: (1) expected volatility of 2.6%, (2) risk-free interest rate of 2.42% and (3) expected life of 5.22 years. The expected volatility was determined by the Company based on the historical volatilities of a set of comparative special purpose acquisition companies (“SPAC”), and the risk-fee interest rate was determined by reference to the U.S. Treasury yield curve in effect for time period equals to the expected life of the Representative’s Warrant.

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

Open Market Purchases

Our sponsor entered into an agreement in accordance with the guidelines of Rule 10b5-1 under the Exchange Act, to place limit orders, through ED&F Man Capital Markets Inc., an independent broker-dealer registered under Section 15 of the Exchange Act which is not affiliated with us nor part of the underwriting or selling group, to purchase an aggregate of up to 3,750,000 of our rights in the open market at market prices, and not to exceed $0.20 per right during the period commencing on the later of (i) December 10, 2020, the date separate trading of the rights commenced or (ii) sixty calendar days after the end of the “restricted period” under Regulation M, continuing until the date that was the earlier of (a) November 9, 2021 and (b) the date that we announced that we had entered into a definitive agreement in connection with our initial business combination, or earlier in certain circumstances as described in the limit order agreement. The limit orders required such members of our sponsor to purchase any rights offered for sale (and not purchased by another investor) at or below a price of $0.20, until the earlier of (x) the expiration of the buyback period or (y) the date such purchases reach 3,750,000 rights in total. Our sponsor would not have any discretion or influence with respect to such purchases and will not be able to sell or transfer any rights purchased in the open market pursuant to such agreements until following the consummation of a business combination. It was intended that the broker’s purchase obligation would be subject to applicable law, including Regulation M under the Exchange Act, which may prohibit or limit purchases pursuant to the limit order agreement in certain circumstances. I-Bankers  also agreed to purchase up to 1,250,000 of our rights in the open market at market prices not to exceed $0.20 per right, on substantially similar terms as our sponsor. The obligations to make any such purchases expired on November 9, 2021, and as of March 31, 2022, no limit orders were placed by our sponsor or I-Bankers.

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

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, (i) upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into Caldi (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with Calidi continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of Edoc. In the Merger, (i) all shares of Calidi common stock (together, “Calidi Stock”) issued and outstanding immediately prior to the Effective Time (other than those properly exercising any applicable dissenters rights under Nevada law) will be converted into the right to receive the Merger Consideration (as defined below); and (ii) each outstanding option to acquire shares of Calidi common stock (whether vested or unvested) will be assumed by Edoc and automatically converted into an option to acquire shares of Edoc common stock, with its price and number of shares equitably adjusted based on the conversion ratio of the shares of Calidi common stock into the Merger Consideration.

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

Securities Purchase Agreement

On February 2, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional investor (the “PIPE Investor”) for the purchase and sale of 20,000 shares of the Company’s Series A Convertible Preferred Stock (the “Preferred Shares”) for $1,000 per share for an aggregate purchase price of $20 million and 500,000 shares of the Company’s Common Stock (the “Common Stock”) for an aggregate purchase price of $5 million upon the Conversion and concurrently with the closing of the Business Combination. The closing of the PIPE Investment is conditioned upon, among other things, the listing of the Common Stock, Conversion Shares and Warrant Shares (as such terms are defined in the SPA) on the Nasdaq Stock Market. All conditions precedent to the closing of the Merger set forth in the Merger Agreement, including, without limitation, the approval Edoc’s shareholders and Calidi stockholders, shall have been satisfied or waived, as well as other customary closing conditions and deliverables. At the closing of the PIPE Investment, the PIPE Investor will also be issued a common stock purchase warrant to purchase up to an additional 2,500,000 shares of Edoc’s common stock at an initial exercise price equal $11.50 per share, for a term of three years from the closing date of the PIPE Investment.

Amendment to Securities Purchase Agreement

On March 16, 2022, the Company, Calidi and the PIPE Investor amended Sections 4(aa)(xii) and 5(e) of the SPA, Section 4(c)(ii) of the Certificate of Designation, and Section 1(c) of the Warrant to clarify that (i) so long as the Company has provided notice to the PIPE Investor that the then effective Registration Statement covering the applicable resale of the Conversion Shares, Common Shares and/or Warrant Shares is not available in accordance with the requirements of the Registration Rights Agreement (at a time when such Registration Statement is not available for such applicable securities), then damages with respect to any such “Notice Failure” (as used in such sections) with respect thereto shall cease to accrue with respect to such Registration Statement as of the time of such notice; provided that, thereafter, if a registration statement becomes available and later unavailable, the Company shall be required to provide an additional notice for damages with respect to such “Notice Failure” to cease to accrue with respect thereto and (ii) the reference to 2% in Section 4(c)(ii) in the form of Certificate of Designation shall be replaced with 1%.

In addition, the amendment provides that so long as the PIPE Investor has the unconditional right to terminate the SPA, the Company may introduce to the PIPE Investor other investors who may be interested in co-investing with the PIPE Investor as additional PIPE Investors on terms no less favorable than the terms set forth in the SPA. Any such co-investor would be added to the SPA only by an amendment mutually acceptable to the PIPE Investor, the Company, and Calidi.

Backstop Agreements

On February 2, 2022, the Company entered into share purchase agreements (collectively, the “Forward Share Purchase Agreements”) with certain backstop arrangements with Sea Otter Securities, Stichting Juridisch Eigendom Mint Tower Arbitrage Fund, Feis Equities LLC, Yakira Capital Management, Inc., Yakira Enhanced Offshore Fund and Yakira Partners LP, MAP 136 Segregated Portfolio and Meteora Capital Partners, LP (collectively, the “Backstop Investors”), pursuant to which the Backstop Investors agreed not to redeem certain Edoc shares (the “Backstop Shares”) in connection with the Company’s shareholder meeting to approve an extension of the date by which the Company has to consummate a business combination from February 12, 2022 to August 12, 2022 (the “ February 2022 Extension”) and the Business Combination. Pursuant to the Backstop Agreements, the Backstop Investors agreed to hold such shares until the three-month anniversary of the consummation of the Business Combination, at which time they will each have the right to sell them to the combined entity, after giving effect to the Business Combination (the “Combined Company”) for a price of $10.42 per share, or will sell them during such time period at a market price of at least $10.27 per share (with a premium of $0.05 per share to be paid by the Combined Company for each Backstop Share sold by a Backstop Investor during the one-month period following the Closing of the Business Combination). The Backstop Investors’ agreements provide that, following the Closing of the Business Combination, the Company will deposit into escrow accounts the aggregate cash amount necessary to purchase the shares held by the Backstop Investors, up to $22,924,000. As a result, these amounts deposited into the escrow accounts will not be available to the Combined Company unless and until any of the Backstop Investors sell such shares in the market. If the Backstop Investors sell such shares during the one-month period following the Closing of the Business Combination at a sales price that is greater than $10.27 per share, then Combined Company shall pay to each selling investor a premium of $0.05 per share sold. If the Backstop Investors sell shares to the Combined Company on the three-month anniversary of the Closing of the Business Combination, the repurchase price payable by the Combined Company for such shares from the escrow accounts established for this purpose shall be $10.42 per share.

In consideration of the Backstop Investors’ agreements with regard to Public Shares pursuant to the backstop arrangements, the Sponsor (or its designees) agreed to transfer an aggregate of 338,907 shares of Edoc Class B ordinary shares (the “Backstop Transferred Founder Shares”) to the Backstop Investors. Finance costs, at the per share price of $10.11, were recorded in the condensed statements of operations in the amount of $3,426,350 for the three months ended March 31, 2022. Additionally, if the Business Combination has not consummated by May 12, 2022, then for each monthly period from May 12, 2022 until August 12, 2022 that the Business Combination has not closed, Edoc shall cause to be paid to the Backstop Investors, at Edoc’s discretion, either (i) a cash amount of $0.05 per share not redeemed by the Backstop Investors, for an aggregate of up to $0.15 per share, or (ii) or 0.034 Backstop Transferred Founder Shares per share not redeemed by the Backstop Investors in connection with the extraordinary general meeting of Edoc shareholders in connection with the February 2022 Extension, to be transferred by the Sponsor (or its designees), for an aggregate of up to 0.1027 Backstop Transferred Founder Shares per share. Such payment(s) will be made within five (5) business days following each of May 12, 2022, June 12, 2022, and July 12, 2022, to the extent that the Business Combination has not closed by such dates.

Refer to Current Report on Form 8-K filed on February 2, 2022 for further information regarding the Business Combination and other certain related agreements entered into concurrently with the execution of the Business Combination Agreement.

Common Stock Purchase Agreement

On March 16, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Common Stock Investor”).

Pursuant to the Purchase Agreement, the Company will have the right, but not the obligation, to sell to the Common Stock Investor up to $75,000,000 in shares of our Common Stock (the “Total Commitment”), subject to certain limitations and conditions to closing set forth in the Purchase Agreement.

The Company does not have the right to commence any sales of the Common Stock to the Common Stock Investor under the Purchase Agreement until the Commencement, which is the time when all of the conditions to our right to commence sales of our Common Stock to the Common Stock Investor set forth in the Purchase Agreement have been satisfied, including the closing conditions described above and that the registration statement required pursuant to the Registration Rights Agreement has been declared effective by the SEC. From and after the Commencement, the Company will control the timing and amount of any sales of our Common Stock to the Common Stock Investor, subject to certain conditions and the volume and beneficial ownership limitations described in further detail below. Actual sales of shares of our Common Stock to the Common Stock Investor under the Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our Common Stock and determinations by us as to the appropriate sources of funding for our company and our operations.

The purchase price of the shares of Common Stock that the Company elects to sell to the Common Stock Investor (a “VWAP Purchase”) under the Purchase Agreement will be determined by reference to the lowest daily volume weighted average price (“VWAP”) of the Common Stock during the three (3) consecutive trading days beginning on the applicable VWAP Purchase Exercise Date for such VWAP Purchase, multiplied by 0.960. There is no upper limit on the price per share that the Common Stock Investor could be obligated to pay for the Common Stock under the Purchase Agreement. For each VWAP Purchase, the Company would be limited to a number of shares of Common Stock equal to the lesser of (i) the product obtained by multiplying (A) the average daily trading volume in the Common Stock on the Nasdaq Capital Market (or any nationally recognized successor thereto and collectively, the “Nasdaq”)) during the five (5) Trading Days immediately preceding the applicable VWAP Purchase Exercise Date for such VWAP Purchase and (B) 0.30, and (ii) the quotient obtained by dividing (A) $10,000,000 by (B) the VWAP of the Common Stock on the Nasdaq on the trading day immediately preceding the applicable VWAP Purchase Exercise Date, as defined in the Purchase Agreement, for such VWAP Purchase.

The Purchase Agreement also prohibits the Company from directing the Common Stock Investor to purchase any shares of our Common Stock if those shares, when aggregated with all other shares of our Common Stock then beneficially owned by the Common Stock Investor (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended, and Rule 13d-3 thereunder), would result in the Common Stock Investor beneficially owning more than 4.99% of the outstanding shares of Common Stock (the “Beneficial Ownership Cap”); provided, that, the Common Stock Investor may, in its sole discretion, elect to increase the Beneficial Ownership Cap to permit it to beneficially own up to 9.99% of the outstanding shares of Common Stock.

Note 7—Warrants and Rights

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

Note 8—Shareholders’ Deficit

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preferred shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2022 and December 31, 2021, there were 554,000 Class A ordinary shares issued and outstanding, excluding 2,673,242 and 9,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. In September 2020, the Sponsor subscribed 2,875,000 shares of the Company’s Class B ordinary shares for $25,000, or approximately $0.01 per share, in connection with formation. On November 9, 2020, the founders surrendered an aggregate of 287,500 Class B ordinary shares for no consideration, resulting in an aggregate of 2,587,500 Class B ordinary shares issued and outstanding. On December 24, 2020, 337,500 shares were forfeited as the over-allotment option was not exercised by the underwriters, resulting in an aggregate of 2,250,000 Class B ordinary shares issued and outstanding at March 31, 2022 and December 31, 2021.

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

Note 9—Fair Value Measurements

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet as of March 31, 2022 and the balance sheet as of December 31, 2021. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of March 31, 2022 and December 31, 2021 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2022	Level	December 31, 2021
Assets:
U.S. Money Market Held in Trust Account	1	$27,466,834	1	$92,459,548
Liabilities:
Warrant liability—Private Warrants	3	$56,898	3	$96,059
Warrant liability—Representative’s Warrants	3	$5,063	3	$107,779
Convertible Promissory Note	3	$1,421,859	3	$975,324

Investment Held in Trust Account

As of March 31, 2022, investments in the Company’s Trust Account consisted of $27,466,834 in U.S. Money Market funds maturing on May 10, 2022.

As of December 31, 2021, investments in the Company’s Trust Account consisted of $92,459,548 in U.S. Money Market funds.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2022 or for the year ended December 31, 2021.

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

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2022 or the year ended December 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of March 31, 2022 and December 31, 2021. The Representative’s Warrants were valued using similar information, except for strike price which is at $12.

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Share price	$10.14	$10.21
Volatility	2.6%	6.5%
Expected life	5.22	5.39
Risk-free rate	2.42%	1.29%
Dividend yield	-%	-%

The following table presents a summary of the changes in the fair value of the Private Warrants and Representative’s Warrants, a Level 3 liability, measured on a recurring basis.

	Private Warrants	Representative’s Warrants	Warrant Liability
Fair value as of December 31, 2021	$96,059	$107,779	$203,838
Change in fair value (1)	(39,161)	(102,716)	(141,877)
Fair value as of March 31, 2022	$56,898	$5,063	$61,961

(1)	Represents the non-cash gain on change in valuation of the Private Warrants and Representative’s Warrants and is included in Gain on change in fair value of warrant liability on the statements of operations.

Convertible Promissory Note

The convertible promissory note was valued using a Montel Carlo simulation model, which is considered to be a Level 3 fair value measurement. The estimated fair value of the Convertible Promissory Note was based on the following significant inputs:

	March 31, 2022	December 31, 2021
Risk-free interest rate	0.39%	0.84%
Time to Expiration (in years)	0.19	0.39
Expected volatility	4.4%	4.9%
Dividend yield	0.00%	0.00%
Stock Price	$10.62	$10.82
Probability of transaction	99.0%	90.00%

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Note:

Fair value as of December 31, 2020	$—
Proceeds received through Convertible Promissory Note	900,000
Interest accrued at 4% per annum based on 365 days in a year	5,027
Change in fair value	70,297
Fair value as of December 31, 2021	$975,324
Proceeds received through Convertible Promissory Note	420,000
Interest expense	13,975
Change in fair value	12,560
Fair value as of March 31, 2022	$1,421,859

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2022 or the year ended December 31, 2021 for the Convertible Promissory Note.

Note 10—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the interim condensed financial statements were issued. Based upon this review, other than the event disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the interim condensed financial statements.

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

On November 9, 2021, the Company’s board of directors approved the first extension of the date by which the Company has to consummate a Business Combination from November 12, 2021, to February 12, 2022. In connection with the extension, the Sponsor deposited into the Trust Account $0.10 for each of the 9,000,000 shares issued in the Public Offering, for a total of $900,000. The Company issued the Sponsor an interest bearing unsecured promissory note in the principal amount of $900,000 which is payable by the Company upon the earlier of the consummation of the Business Combination or the liquidation of the Company on or before August 12, 2022 (unless such date is extended by the Company’s board of directors). Simple interest will accrue on the unpaid principal balance of the Note at the rate of 4% per annum based on 365 days a year. The Note may be repaid in cash or convertible into units consisting of one ordinary share, one right exchangeable into one-tenth of one ordinary share, and one warrant exercisable for one-half of one ordinary share at $11.50 per share equal to (x) the portion of the principal amount of and accrued interest under the Note being converted divided by (y) $10.00 rounded up to the nearest whole number of units.

On February 9, 2022, we held an extraordinary general meeting pursuant to which our shareholders approved extending the date by which the Company had to complete a business combination from February 12, 2022 to August 12, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,326,758 Ordinary Shares. As a result, an aggregate of $64,996,857.71 (or approximately ($10.27 per share) was released from the Trust Account to pay such shareholders. As of March 31, 2022, we had marketable securities held in the Trust account for the benefit of the Company’s public shareholders of $27,466,834 (including $19,002 of interest earned since the IPO and $82,857 from the Trust extension payment). The trust fund account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public shareholders.

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

For the three months ended March 31, 2022, we had a net loss of $4,564,465 consisting of formation and operating costs of $1,257,601 accrued interest on promissory note of $13,975, change in fair value of promissory note of $12,560, and finance costs related to transfer of shares to backstop investors of $3,426,350 offset by investment income of $4,144 and a change in the fair value of warrant liabilities of $141,877.

For the three months ended March 31, 2021, we had a net income of $626,634 consisting of change in fair value in warrant liabilities of $736,389 and investment income of $11,869, offset by formation and operating costs of $121,624.

Proposed Business Combination and Related Agreements

On February 2, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Edoc Merger Sub Inc., a Nevada corporation and a wholly-owned subsidiary of the Company (the “Merger Sub”), and Calidi Biotherapeutics, Inc., a Nevada corporation (“Calidi”), pursuant to which the Company and Calidi will consummate the Business Combination.

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into Calidi (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”), with Calidi continuing as the surviving corporation in the Merger and our wholly-owned subsidiary. In the Merger, (i) all shares of Calidi common stock (together, “Calidi Stock”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than those properly exercising any applicable dissenters rights under Nevada law) will be converted into the right to receive the Merger Consideration (as defined below); and (ii) each outstanding option to acquire shares of Calidi common stock (whether vested or unvested) will be assumed by the Company and automatically converted into an option to acquire shares of the Company’s common stock, with its price and number of shares equitably adjusted based on the conversion ratio of the shares of Calidi common stock into the Merger Consideration.

The Merger Agreement also provides that, prior to the Effective Time, the Company shall continue out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation (the “Conversion”). At the Closing, the Company will change its name to “Calidi Biotherapeutics, Inc.”

The aggregate merger consideration to be paid pursuant to the Merger Agreement to holders of Calidi Stock as of immediately prior to the Effective Time (the “Calidi Stockholders” and together with the holders of Calidi options immediately prior to the Effective Time, the “Calidi Security Holders”) will be an amount equal to $400,000,000, subject to adjustments for Calidi’s closing debt, net of cash (the “Merger Consideration”). The Merger Consideration to be paid to the Calidi Stockholders will be paid solely by the delivery of new shares of the Company’s common stock, with each share valued at $10.00 per share. The Merger Consideration will be subject to a post-closing true up within 45 days after the closing.

Simultaneously with the execution and delivery of the Merger Agreement, the Company entered into securities purchase agreements with investors to purchase preferred and common shares of the Company in connection with a private equity investment in the Company for aggregate gross proceeds to the Company of up to Twenty Five Million Dollars ($25,000,000) (the “PIPE Investment”), which PIPE Investment is expected to close contemporaneously with the Business Combination.

Additionally, on March 16, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Common Stock Investor”). Pursuant to the Purchase Agreement, we will have the right, but not the obligation, to sell to the Common Stock Investor up to $75,000,000 in shares of our Common Stock (the “Total Commitment”), subject to certain limitations and conditions to closing set forth in the Purchase Agreement, including, but not limited to, the consummation of the Business Combination, the approval by the Company’s shareholders of the issuance of the shares of Common Stock under the Purchase Agreement and the Company and the Common Stock Investor entering into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the post-closing company will agree to file a registration statement with the SEC to register the resale by the Common Stock Investor of the shares of Common Stock that the post-closing company may issue to the Common Stock Investor under the Purchase Agreement.

On February 2, 2022, the Company entered into share purchase agreements (collectively, the “Forward Share Purchase Agreements”) with certain backstop arrangements with Sea Otter Securities, Stichting Juridisch Eigendom Mint Tower Arbitrage Fund, Feis Equities LLC, Yakira Capital Management, Inc., Yakira Enhanced Offshore Fund and Yakira Partners LP, MAP 136 Segregated Portfolio and Meteora Capital Partners, LP (collectively, the “Backstop Investors”), pursuant to which the Backstop Investors agreed not to redeem certain Edoc shares (the “Backstop Shares”) in connection with the Company’s shareholder meeting to approve an extension of the date by which the Company has to consummate a business combination from February 12, 2022 to August 12, 2022 (the “ February 2022 Extension”) and the Business Combination. Pursuant to the Backstop Agreements, the Backstop Investors agreed to hold such shares until the three-month anniversary of the consummation of the Business Combination, at which time they will each have the right to sell them to the combined entity, after giving effect to the Business Combination (the “Combined Company”) for a price of $10.42 per share, or will sell them during such time period at a market price of at least $10.27 per share (with a premium of $0.05 per share to be paid by the Combined Company for each Backstop Share sold by a Backstop Investor during the one-month period following the Closing of the Business Combination). The Backstop Investors’ agreements provide that, following the Closing of the Business Combination, the Company will deposit into escrow accounts the aggregate cash amount necessary to purchase the shares held by the Backstop Investors, up to $22,924,000. As a result, these amounts deposited into the escrow accounts will not be available to the Combined Company unless and until any of the Backstop Investors sell such shares in the market. If the Backstop Investors sell such shares during the one-month period following the Closing of the Business Combination at a sales price that is greater than $10.27 per share, then Combined Company shall pay to each selling investor a premium of $0.05 per share sold. If the Backstop Investors sell shares to the Combined Company on the three-month anniversary of the Closing of the Business Combination, the repurchase price payable by the Combined Company for such shares from the escrow accounts established for this purpose shall be $10.42 per share.

In consideration of the Backstop Investors’ agreements with regard to Public Shares pursuant to the backstop arrangements, the Sponsor (or its designees) agreed to transfer an aggregate of 338,907 shares of Edoc Class B ordinary shares (the “Backstop Transferred Founder Shares”) to the Backstop Investors. Additionally, if the Business Combination has not consummated by May 12, 2022, then for each monthly period from May 12, 2022 until August 12, 2022 that the Business Combination has not closed, Edoc shall cause to be paid to the Backstop Investors, at Edoc’s discretion, either (i) a cash amount of $0.05 per share not redeemed by the Backstop Investors, for an aggregate of up to $0.15 per share, or (ii) or 0.034 Backstop Transferred Founder Shares per share not redeemed by the Backstop Investors in connection with the extraordinary general meeting of Edoc shareholders in connection with the February 2022 Extension, to be transferred by the Sponsor (or its designees), for an aggregate of up to 0.1027 Backstop Transferred Founder Shares per share. Such payment(s) will be made within five (5) business days following each of May 12, 2022, June 12, 2022, and July 12, 2022, to the extent that the Business Combination has not closed by such dates.

Liquidity and Capital Resources

As of March 31, 2022, the Company had cash outside the Trust Account of $96,222 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of March 31, 2022 and December 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

For the three months ended March 31, 2022, cash used in operating activities was $547,176. Net loss of $4,564,465 was affected by interest earned on marketable securities held in the Trust Account of $4,144, changes in fair value of warrant liability of $141,877, offset by interest expense of $13,975, a change in the fair value of the convertible promissory notes of $12,560, and finance costs related to transfer of shares to backstop investors of $3,426,350. Changes in operating assets and liabilities provided $710,425 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $272,957. Net income of $626,634 was affected by interest earned on marketable securities held in the Trust Account of $11,869 and changes in warrant liability of $736,389. Changes in operating assets and liabilities used $151,333 of cash for operating activities.

Through March 31, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, the remaining net proceeds from the IPO and the sale of Private Placement Units, and the Convertible Promissory Notes drawn from the Sponsor.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. These interim condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

On November 10, 2021, the Company issued an interest-bearing convertible promissory to the Sponsor in the amount of $900,000. As of March 31, 2022, the fair market value of the note outstanding, including accrued interest, was $976,168. On February 13, 2022, the Company issued a non-interest-bearing convertible promissory note in the principal amount of up to $750,000 to the Sponsor. As of March 31, 2022, $420,000 was drawn on the note and the fair market value of the note outstanding was $445,691.

Off-Balance Sheet Financing Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2022, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative support agreement (“Administrative Support Agreement”) pursuant to which agreed to pay our sponsor for office space and secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month. Effective March 31, 2021, we entered into a termination agreement with our sponsor (the “Termination Agreement”) to terminate the Administrative Support Agreement (and any accrued obligations pursuant thereto). Since our initial public offering, we have not made any payments under the Administrative Support Agreement and have paid for services rendered and expenses advanced by our sponsor on an as-needed basis.

Critical Accounting Policies

The preparation of interim condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has identified the following as its critical accounting policies:

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. On February 9, 2022, we held an extraordinary general meeting pursuant to which our shareholders approved extending the date by which the Company had to complete a business combination from February 12, 2022 to August 12, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,326,758 Ordinary Shares. As a result, an aggregate of $64,996,857.71 (or approximately ($10.27 per share) was released from the Trust Account to pay such shareholders. Accordingly, as of March 31, 2022 and December 31, 2021, 2,673,242 and 9,000,000 shares of Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

Recent Accounting Standards

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying interim condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in evaluating complex accounting issues as well as Company’s controls over reconciliations during the financial statement close and disclosure review process.

Management has implemented remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting process. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification and consideration of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the revision of our interim condensed financial statements described in this Report had not yet been identified.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this quarterly report, there have been no material changes with respect to those risk factors previously disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 4, 2022. Except as disclosed, below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

The risk factor disclosure in our Annual Report on Form 10-K for the year ended December 31, 2021 set forth under the heading “Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations” is replaced in its entirety with the following risk factor:

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. We will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which special purpose acquisition companies (“SPACs”) could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

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

EDOC ACQUISITION CORP.

Date: May 10, 2022	By:	/s/ Kevin Chen
	Name:	Kevin Chen
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Christine Zhao
	Name:	Christine Zhao
	Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)