Form 10-Q
period 2022-06-30
Edoc Acquisition Corp.
filed 2022-08-01
CIK 1824884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, there were 3,227,242 Class A ordinary shares, par value $0.0001 per share, and 2,250,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

EDOC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

GLOSSARY OF TERMS

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“Business Combination” are to acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities;

●	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001 per share;

●	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001 per share;

●	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

●	“Company,” “our Company,” “we” or “us” are to Edoc Acquisition Corp., a Cayman Islands exempted company;

●	“Combination Period” are to the 24-month period, from the closing of the initial public offering (as defined below) to August 12, 2022, that the Company has to consummate an initial Business Combination;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●

“founder shares” are to the Class B ordinary shares initially purchased by our sponsor (as defined below) in the private placement (as defined below) and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A ordinary shares will not be “public shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“I-Bankers” are to I-Bankers Securities, Inc., the representative of the underwriters;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on November 12, 2020;

●	“initial shareholders” are to holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“ordinary shares” are to the Class A ordinary shares and the Class B ordinary shares;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

ii

●	“private placement” are to the private placement of units (as defined below) that occurred simultaneously with the closing of our initial public offering;

●	“public rights” are to the rights sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);

●	“public shares” are to the Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“private shares,” “private rights” and “private warrants” are to the Class A ordinary shares, rights and warrants, respectively, included within the private units;

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

●	“private units” are to the insider units and the I-Bankers units, which private placement units are identical to the units sold in our initial public offering, subject to certain limited exceptions as described in the prospectus for our initial public offering;

●	“public warrants” refer to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);

●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on September 15, 2020, as amended, and declared effective on November 9, 2020 (File No. 333-248819);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022;

●	“representative’s units” are to the 65,000 units we sold privately to I-Bankers and/or its designees simultaneously with the closing of our initial public offering;

●	“representative’s warrants” are to the warrant to purchase up to 450,000 Class A ordinary shares issued to I-Bankers as part of compensation for services in connection with our initial public offering;

●	“rights” are to the rights which were sold as part of the units in our initial public offering as well as the concurrent private placement;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to American Physicians LLC, a Delaware limited liability company, the sole manager of which is Xiaoping Becky Zhang;

●

“trust account” are to the U.S.-based trust account in which an amount of $27,433,142.29 from the net proceeds of the sale of the units in the initial public offering and the private units was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one Class A ordinary share, one right and one redeemable warrant;

●

“warrant” are to our redeemable warrants, which includes the public warrants as well as the private warrants and warrants underlying units issued upon conversion of working capital loans to the extent they are no longer held by the initial purchasers of the private warrants or members of our management team (or their permitted transferees), in each case after our initial Business Combination; and

●	“Working Capital Loans” are to funds that, in order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

iii

Item 1. Financial Statements

EDOC ACQUISTION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)	(audited)
Assets:
Current assets:
Cash	$4,103	$223,398
Prepaid expenses	64,084	36,091
Total current assets	68,187	259,489
Cash and marketable securities held in Trust Account	27,497,878	92,459,548
Total Assets	$27,566,065	$92,719,037

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$1,969,783	$1,030,039
Convertible promissory note – related party, at fair value	1,522,386	975,324
Total current liabilities	3,492,169	2,005,363
Warrant liability	19,805	203,838
Total Liabilities	$3,511,974	$2,209,201

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 2,673,242 at $10.29 redemption value and 9,000,000 shares at $10.27 redemption value, respectively, as of June 30, 2022 and December 31, 2021	27,497,878	92,459,548

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 554,000 issued and outstanding at June 30, 2022 and December 31, 2021 (excluding 2,673,242 and 9,000,000 shares subject to possible redemption as of June 30, 2022 and December 31, 2021, respectively)	55	55
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,250,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	225	225
Additional paid-in capital	4,920,822	—
Accumulated deficit	(8,364,889)	(1,949,992)
Total Shareholders’ Deficit	(3,443,787)	(1,949,712)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$27,566,065	$92,719,037

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$403,445	$645,409	$1,661,046	$767,033
Loss from operations	(403,445)	(645,409)	(1,661,046)	(767,033)

Other (expense) income:
Interest earned on marketable securities held in Trust Account	31,044	4,488	35,188	16,357
Interest expense	(3,979)	—	(17,954)	—
Fair value of shares transferred to backstop investors	(1,529,660)	—	(4,956,010)	—
Change in fair value of convertible promissory note	13,452	—	892	—
Change in fair value of warrants	42,156	15,291	184,033	751,680
Total other (expense) income, net	(1,446,987)	19,779	(4,753,851)	768,037
Net (Loss) Income	$(1,850,432)	$(625,630)	$(6,414,897)	$1,004

Weighted average shares outstanding, redeemable Class A ordinary shares	2,673,242	9,000,000	4,036,466	9,000,000
Basic and diluted net (loss) income per share, redeemable Class A ordinary shares	$(0.34)	$(0.05)	$(0.94)	$0.00
Weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	2,804,000	2,804,000	2,804,000	2,804,000
Basic and diluted net (loss) income per share, non-redeemable Class A and Class B ordinary shares	$(0.34)	$(0.05)	$(0.94)	$0.00

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Ordinary shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2021	554,000	$55	2,250,000	$225	$—	$(1,949,992)	$(1,949,712)
Fair value of shares transferred to backstop investors	—	—	—	—	3,426,350	—	3,426,350
Remeasurement for ordinary shares to redemption amount	—	—	—	—	(4,144)	—	(4,144)

Net loss	—	—	—	—	—	(4,564,465)	(4,564,465)
Balance—March 31, 2022	554,000	$55	2,250,000	$225	$3,422,206	$(6,514,457)	$(3,091,971)
Fair value of shares transferred to backstop investors	—	—	—	—	1,529,660	—	1,529,660
Remeasurement for ordinary shares to redemption amount	—	—	—	—	(31,044)	—	(31,044)

Net loss	—	—	—	—	—	(1,850,432)	(1,850,432)
Balance—June 30, 2022	554,000	$55	2,250,000	$225	$4,920,822	$(8,364,889)	$(3,443,787)

	Ordinary shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2020	554,000	$55	2,250,000	$225	$444,734	$(565,298)	$(120,284)

Net income	—	—	—	—	—	626,634	626,634
Balance—March 31, 2021	554,000	$55	2,250,000	$225	$444,734	$61,336	$506,350

Net loss	—	—	—	—	—	(625,630)	(625,630)
Balance—June 30, 2021	554,000	$55	2,250,000	$225	$444,734	$(564,294)	$(119,280)

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(6,414,897)	$1,004
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and Treasury securities held in Trust Account	(35,188)	(16,356)
Accrued interest on promissory note	17,954	—
Change in fair value of convertible promissory note	(892)	—
Change in fair value of warrant liability	(184,033)	(751,680)
Fair value of shares transferred to backstop investors	4,956,010	—
Changes in operating assets and liabilities:
Prepaid expenses	(27,993)	(73,484)
Accounts payable and accrued expenses	939,744	424,726
Due to related party	—	(17,000)
Net cash used in operating activities	(749,295)	(432,790)

Cash Flows from an Investing Activity:
Cash withdrawn from Trust Account in connection with redemption	64,996,858	—
Net cash provided by an investing activity	64,996,858	—

Cash Flows from a Financing Activity:
Proceeds from convertible promissory note - related party	530,000	—
Redemption of ordinary shares	(64,996,858)	—
Net cash used in a financing activity	(64,466,858)	—

Net Change in Cash	(219,295)	(432,790)
Cash, beginning of the period	223,398	1,000,730
Cash, end of period	$4,103	$567,940

Non-Cash Financing Activity:
Remeasurement for ordinary shares to redemption amount	$35,188	$—

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

Note 1—Description of Organization, Business Operations and Going Concern

EDOC Acquisition Corp. (“Edoc” or the “Company”) was incorporated in the Cayman Islands on August 20, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). While the Company may pursue an acquisition opportunity in any industry or geographic region, the Company intends to focus on businesses primarily operating in the healthcare and healthcare provider space in North America and Asia-Pacific.

As of June 30, 2022, the Company had not yet commenced any operations. All activity through June 30, 2022, relates to the Company’s organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Simultaneously with the closing of the IPO, the Company consummated the sale of 479,000 private placement units (“Private Unit)” and collectively, the “Private Units”), at a price of $10.00 per unit. Of the 479,000 private units, 65,000 units, or the “representative units” were purchased by I-Banker (and/or its designees). In addition, the Sponsor agreed, pursuant to a letter agreement to purchase up to 3,750,000 of the Company’s rights in the open market at a market price not to exceed $0.20 per right. I-Bankers also agreed to purchase up to 1,250,000 of the Company’s rights in the open market at a market price not to exceed $0.20 per right, which is discussed in Note 5.

Transaction costs of the IPO amounted to $3,246,381, consisting of $1,575,000 of cash underwriting fees, the fair value of the representative’s warrants of $424,270, the fair value of representative’s shares $ 653,250 and $593,861 of other cash offering costs.

Trust Account

Following the closing of the IPO on November 12, 2020, $91,530,000 ($10.17 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (“Trust Account”). On November 10, 2021, $900,000 ($0.10 per share) was added to the Trust Account for the first extension of the Company. The funds in the Trust Account are invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination by August 12, 2022 (the “Combination Period”), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholder.

On February 9, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from February 12, 2022 to August 12, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,326,758 Class A ordinary shares. As a result, an aggregate of $64,996,857.71 (or approximately ($10.27 per share) was released from the Trust Account to pay such shareholders.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the IPO, an amount equal to at least $10.00 per Unit sold in the Proposed Public Offering, including the proceeds from the sale of the Private Warrants to the Sponsor, was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Unless further extended, the Company will have until August 12, 2022 to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.

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

Going Concern

As of June 30, 2022, the Company had $4,103 in the operating bank account and working capital deficit of $1,901,596.

On November 10, 2021, the Company issued an interest-bearing convertible promissory to the Sponsor in the amount of $900,000. As of June 30, 2022, the fair market value of the note outstanding, including accrued interest, was $967,508.

On February 13, 2022, the Company issued a non-interest-bearing convertible promissory note in the principal amount of up to $750,000 to the Sponsor. As of June 30, 2022, $530,000 was drawn on the note and the fair market value of the note outstanding was $554,878.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by August 12, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. These interim condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Investment Held in Trust Account

As of June 30, 2022, substantially all of assets held in the Trust Account were held in U.S Treasury Bills. As of December 31, 2021, all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. During the period January 1, 2021 to June 30, 2022, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations. On February 9, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from February 12, 2022 to August 12, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,326,758 Ordinary Shares. As a result, an aggregate of $64,996,857.71 (or approximately ($10.27 per share) was released from the Trust Account to pay such shareholders.

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

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to temporary equity upon the completion of the IPO. Accordingly, on December 31, 2020, offering costs totaling $3,246,381 have been charged to temporary equity (consisting of $1,575,000 of underwriting fee, the fair value of the representative’s warrants of $424,270, the fair value of representative’s shares $653,250 and $593,861 of other cash offering costs).

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. On February 9, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from February 12, 2022 to August 12, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,326,758 Ordinary Shares. As a result, an aggregate of $64,996,857.71 (or approximately ($10.27 per share) was released from the Trust Account to pay such shareholders. Accordingly, as of June 30, 2022 and December 31, 2021, 2,673,242 and 9,000,000 shares of Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity outside of the shareholders’ deficit section of the Company’s balance sheets.

As of June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$90,000,000
Less:
Ordinary share issuance costs	(3,246,381)
Plus:
Fair value adjustment of carrying value to redemption value	5,705,929
Contingently redeemable ordinary shares at December 31, 2021	$92,459,548
Less:
Redemption 6,326,758 shares	(62,996,858)
Plus:
Fair value adjustment of carrying value to redemption value	4,144
Contingently redeemable ordinary shares at March 31, 2022	$27,466,834
Plus:
Fair value adjustment of carrying value to redemption value	31,044
Contingently redeemable ordinary shares at June 30, 2022	$27,497,878

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for each of the periods. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Ordinary shares subject to possible redemption
Numerator:
Net (loss) income allocable to Class A ordinary shares subject to possible redemption	$(903,128)	$(477,014)	$(3,785,344)	$766
Denominator:
Weighted Average Redeemable Class A Ordinary shares, Basic and Diluted	2,673,242	9,000,000	4,036,466	9,000,000
Basic and Diluted net (loss) income per share, Redeemable Class A Ordinary shares	$(0.34)	$(0.05)	$(0.94)	$0.00

Non-Redeemable Ordinary shares
Numerator:
Net (loss) income allocable to Non-redeemable Class A and Class B ordinary shares not subject to redemption	$(947,304)	$(148,616)	$(2,629,553)	$238
Denominator:
Weighted Average Non-Redeemable Class A and Class B Ordinary shares, Basic and Diluted	2,804,000	2,804,000	2,804,000	2,804,000
Basic and diluted net (loss) income per share, ordinary shares	$(0.34)	$(0.05)	$(0.94)	$0.00

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Promissory Note—Related Party

In September 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of September 30, 2021 or the closing of the IPO. As of November 12, 2020, the Sponsor had loaned to the Company an aggregate of $177,591 under the promissory note to pay for formation costs and a portion of the expenses of the IPO. The note was repaid in full in connection with the closing of the initial public offering, and as of June 30, 2022 and December 31, 2021 respectively, no amounts were outstanding.

Convertible Promissory Notes – Related Party Extension Loans and Working Capital Loans

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

On February 13, 2022, the Company issued a promissory note (the “February 2022 Note”) in the principal amount of up to $750,000 to American Physicians LLC. The February 2022 Note was issued in connection with advances the Sponsor has made, and may make in the future, to the Company for working capital expenses. The February 2022 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $600,000 of the unpaid principal amount of the February 2022 Note may be converted into units of the Company, each unit consisting of one Class A share of the Company, one right exchangeable into one-tenth of one Class A ordinary share and one warrant exercisable for one-half of one Class A ordinary share of the Company upon the consummation of an initial Business Combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the February 2022 Note being converted, divided by (y) $10.00 rounded up to the nearest whole number of units. The Conversion Units are identical to the units issued by the Company to the Sponsor in a private placement in connection with the Company’s initial public offering. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the February 2022 Note. As of June 30, 2022, $530,000 was drawn and remains outstanding under the promissory note.

As of June 30, 2022, $1,430,000 was outstanding under the related party loans. For the three and six months ended June 30, 2022, $3,979 and $17,954 of interest was accrued on the note, respectively. As of December 31, 2021, $900,000 was outstanding under the related party extension loans plus $5,027 of accrued interest expense. Changes in the estimated fair value of the note were recognized as non-cash change in the fair value of the convertible promissory note in the statements of operations (See Note 9).

Administrative Support Agreement

The Company agreed, for a period commencing on November 9, 2020, and ending upon completion of the Company’s Business Combination or its liquidation, to pay the Company’s Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. Since the initial public offering, the Company has not made any payments under the agreement and has paid for services rendered and expenses advanced by the Sponsor on an as-needed basis. Effective March 31, 2021, the Company and Sponsor terminated the agreement and agreed to waive any accrued fees from inception. As of June 30, 2022 and December 31, 2021, no fees were due to the Sponsor.

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

Note 6—Commitments and Contingencies

Registration Rights

The holders of the founder shares, Private Warrants, and warrants that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of its securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company.

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

The Company initially estimated the fair value of the Representative’s Warrants at $424,270 using the Monte Carlo simulation model. As of June 30, 2022, the fair value of the Representative’s Warrant granted to the underwriters is estimated to be $4,956 using the following assumptions: (1) expected volatility of 4.1%, (2) risk-free interest rate of 3.01% and (3) expected life of 5.32 years. The expected volatility was determined by the Company based on the historical volatilities of a set of comparative special purpose acquisition companies (“SPAC”), and the risk-fee interest rate was determined by reference to the U.S. Treasury yield curve in effect for time period equals to the expected life of the Representative’s Warrant.

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

Open Market Purchases

Our sponsor entered into an agreement in accordance with the guidelines of Rule 10b5-1 under the Exchange Act, to place limit orders, through ED&F Man Capital Markets Inc., an independent broker-dealer registered under Section 15 of the Exchange Act which is not affiliated with us nor part of the underwriting or selling group, to purchase an aggregate of up to 3,750,000 of our rights in the open market at market prices, and not to exceed $0.20 per right during the period commencing on the later of (i) December 10, 2020, the date separate trading of the rights commenced or (ii) sixty calendar days after the end of the “restricted period” under Regulation M, continuing until the date that was the earlier of (a) November 9, 2021 and (b) the date that we announced that we had entered into a definitive agreement in connection with our initial Business Combination, or earlier in certain circumstances as described in the limit order agreement. The limit orders required such members of our sponsor to purchase any rights offered for sale (and not purchased by another investor) at or below a price of $0.20, until the earlier of (x) the expiration of the buyback period or (y) the date such purchases reach 3,750,000 rights in total. Our sponsor would not have any discretion or influence with respect to such purchases and will not be able to sell or transfer any rights purchased in the open market pursuant to such agreements until following the consummation of a Business Combination. It was intended that the broker’s purchase obligation would be subject to applicable law, including Regulation M under the Exchange Act, which may prohibit or limit purchases pursuant to the limit order agreement in certain circumstances. I-Bankers also agreed to purchase up to 1,250,000 of our rights in the open market at market prices not to exceed $0.20 per right, on substantially similar terms as our sponsor. The obligations to make any such purchases expired on November 9, 2021, and as of June 30, 2022, no limit orders were placed by our sponsor or I-Bankers.

Merger Agreement

On February 2, 2022 the Company entered into an Agreement and Plan of Merger with Edoc Merger Sub Inc, and Calidi Biotherapeutics, Inc. pursuant to which the Company and Calidi Biotherapeutics Inc. will consummate the Business Combination. The Merger Agreement contains customary representations and warranties, covenants, closing conditions, termination conditions, and other terms relating to the Merger and the other transactions contemplated thereby.

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

The aggregate merger consideration to be paid pursuant to the Merger Agreement to holders of Calidi Stock as of immediately prior to the Effective Time (the “Calidi Stockholders” and together with the holders of Calidi options immediately prior to the Effective Time, the “Calidi Security Holders”) will be an amount initially equal to$400,000,000 and subsequently amended to $380,000,000 on May 24, 2022 as part of the Second Amendment to the Agreement and Plan of Merger, subject to adjustments for Calidi’s closing debt, net of cash (the “Merger Consideration”). The Merger Consideration to be paid to the Calidi Stockholders will be paid solely by the delivery of new shares of Edoc common stock, with each share valued at $10.00 per share. The Merger Consideration will be subject to a post-closing true up after the closing.

Refer to Current Reports on Form 8-K filed on February 2, 2022, February 7, 2022 and May 25, 2022 for further information regarding the Business Combination and other certain related agreements entered into concurrently with the execution of the Merger Agreement, and amendments thereto.

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

In consideration of the Backstop Investors’ agreements with regard to Public Shares pursuant to the backstop arrangements, the Sponsor (or its designees) agreed to transfer an aggregate of 338,907 shares of Edoc Class B ordinary shares (the “Backstop Transferred Founder Shares”) to the Backstop Investors. Additionally, if the Business Combination has not consummated by May 12, 2022, then for each monthly period from May 12, 2022 until August 12, 2022 that the Business Combination has not closed, Edoc shall issue to the Backstop Investors, at Edoc’s discretion, either (i) a cash amount of $0.05 per share not redeemed by the Backstop Investors, for an aggregate of up to $0.15 per share, or (ii) or 0.034 Backstop Transferred Founder Shares per share not redeemed by the Backstop Investors in connection with the extraordinary general meeting of Edoc shareholders in connection with the February 2022 Extension, to be transferred by the Sponsor (or its designees), for an aggregate of up to 0.1027 Backstop Transferred Founder Shares per share. Such payment(s) will be made within five (5) business days following each of May 12, 2022, June 12, 2022, and July 12, 2022, to the extent that the Business Combination has not closed by such dates. As of July 22, 2022, 225,940 more Backstop Transferred Founder Shares have been transferred by the Sponsor to the Backstop investors. The Company recognized $1,529,660 and $4,956,010 of finance costs, at the per share price of $10.11, $10.25 and $10.20, for the three and six months ended June 30, 2022 for the transfer of shares associated with the agreement in the statements of operations of the condensed financial statements. The Backstop Agreements will expire on August 12, 2022, in accordance with their terms.

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

Note 8—Shareholders’ Deficit

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preferred shares at par value of $0.0001 each. On June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2022 and December 31, 2021, there were 554,000 Class A ordinary shares issued and outstanding, excluding 2,673,242 and 9,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. In September 2020, the Sponsor subscribed 2,875,000 shares of the Company’s Class B ordinary shares for $25,000, or approximately $0.01 per share, in connection with formation. On November 9, 2020, the founders surrendered an aggregate of 287,500 Class B ordinary shares for no consideration, resulting in an aggregate of 2,587,500 Class B ordinary shares issued and outstanding. On December 24, 2020, 337,500 shares were forfeited as the over-allotment option was not exercised by the underwriters, resulting in an aggregate of 2,250,000 Class B ordinary shares issued and outstanding at June 30, 2022 and December 31, 2021.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheets as of June 30, 2022 and December 31, 2021. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of June 30, 2022, and December 31, 2021, due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2022	Level	December 31, 2021
Assets:
U.S. Money Market Funds Held in Trust Account	1	3,839	1	$92,459,548
Liabilities:
Warrant liability—Private Warrants	3	$14,849	3	$96,059
Warrant liability—Representative’s Warrants	3	$4,956	3	$107,779
Convertible Promissory Note	3	$1,522,386	3	$975,324

Investment Held in Trust Account

As of June 30, 2022, investments in the Company’s Trust Account consisted of $3,839 in money market funds and $27,494,039 in U.S. Treasury Bills maturing on July 12, 2022. The Company classifies its U.S. Treasury Securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities.” Held-to maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to -maturity securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The amortized cost, gross unrealized holding loss and fair value of held to maturity securities on June 30, 2022, are as follows:

	Amortized Cost	Gross Unrealized Loss	Fair Value
U.S. Treasury Securities (mature on 7/12/2022)	$27,494,039	$(2,263)	$27,491,776

As of December 31, 2021, investments in the Company’s Trust Account consisted of $92,459,548 in U.S. Money Market funds.

There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2022, or for the year ended December 31, 2021.

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

There were no transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2022 or the year ended December 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of June 30, 2022 and December 31, 2021. The Representative’s Warrants were valued using similar information, except for strike price which is at $12.

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Share price	$10.20	$10.21
Volatility	4.1%	6.5%
Expected life	5.32	5.39
Risk-free rate	3.01%	1.29%
Dividend yield	—%	—%

The following table presents a summary of the changes in the fair value of the Private Warrants and Representative’s Warrants, a Level 3 liability, measured on a recurring basis.

	Private Warrants	Representative’s Warrants	Warrant Liability
Fair value as of December 31, 2021	$96,059	$107,779	$203,838
Change in fair value (1)	(39,161)	(102,716)	(141,877)
Fair value as of March 31, 2022	$56,898	$5,063	$61,961
Change in fair value (1)	(42,049)	(107)	(42,156)
Fair value as of June 30, 2022	$14,849	$4,956	$19,805

(1)	Represents the non-cash gain on change in valuation of the Private Warrants and Representative’s Warrants and is included in Gain on change in fair value of warrant liability on the statements of operations.

Convertible Promissory Note

The convertible promissory note was valued using a Montel Carlo simulation model, which is considered to be a Level 3 fair value measurement. The estimated fair value of the Convertible Promissory Note was based on the following significant inputs:

	June 30, 2022	December 31, 2021
Risk-free interest rate	1.94%	0.84%
Time to Expiration (in years)	0.32	0.39
Expected volatility	5.5%	4.9%
Dividend yield	0.00%	0.00%
Stock Price	$10.41	$10.82
Probability of transaction	99.0%	90.00%

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Note:

Fair value as of December 31, 2021	$975,324
Proceeds received through Convertible Promissory Note	420,000
Interest accrued	13,975
Change in fair value	12,560
Fair value as of March 31, 2022	$1,421,859
Proceeds received through Convertible Promissory Note	110,000
Interest accrued	3,979
Change in fair value	(13,452)
Fair value as of June 30, 2022	$1,522,386

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2022 or the year ended December 31, 2021 for the Convertible Promissory Note.

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

Related Party Convertible Promissory Note – Working Capital Loan

On July 1, 2022 and July 20, 2022, the Company requested a drawdown under the February 2022 Note with American Physicians LLC in the principal amount of $70,000 and $150,000, respectively, for working capital expenses. As of July 21, 2022, $750,000 was drawn and remains outstanding under the promissory note.

Shares Transferred to Backstop Investors

On July 22, 2022 the Company transferred 225,940 Backstop Transferred Founder Shares to the Backstop investors as part of the Backstop Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on August 20, 2020 as a Cayman Islands corporation and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar Business Combination with one or more businesses (a “Business Combination”). We consummated our initial public offering on November 12, 2020 and are currently in the process of locating suitable targets for our Business Combination. We intend to use the cash proceeds from our Public Offering and the Private Placement described below as well as additional issuances, if any, of our capital shares, debt or a combination of cash, shares and debt to complete the Business Combination.

We expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

We completed the sale of 9,000,000 units (the “Units” and, with respect to the shares of ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit on November 12, 2020. Simultaneous with the closing of the Public Offering, we completed the sale of 479,000 private units at a price of $10.00 per unit in a private placement. Of the 479,000 private units, 65,000 units, or the “representative units” were purchased by I-Banker (and/or its designees).

In addition, our sponsor agreed, pursuant to a letter agreement to purchase up to 3,750,000 of our rights in the open market at a market price not to exceed $0.20 per right. I-Bankers also agreed to purchase up to 1,250,000 of our rights in the open market at a market price not to exceed $0.20 per right.

On November 9, 2021, our board of directors approved the first extension of the date by which we have to consummate a Business Combination from November 12, 2021, to February 12, 2022. In connection with the extension, the Sponsor deposited into the Trust Account $0.10 for each of the 9,000,000 shares issued in the Public Offering, for a total of $900,000. We issued the Sponsor an interest bearing unsecured promissory note in the principal amount of $900,000 which is payable by us upon the earlier of the consummation of the Business Combination or our liquidation on or before August 12, 2022 (unless such date is extended by our board of directors). Simple interest will accrue on the unpaid principal balance of the Note at the rate of 4% per annum based on 365 days a year. The Note may be repaid in cash or convertible into units consisting of one ordinary share, one right exchangeable into one-tenth of one ordinary share, and one warrant exercisable for one-half of one ordinary share at $11.50 per share equal to (x) the portion of the principal amount of and accrued interest under the Note being converted divided by (y) $10.00 rounded up to the nearest whole number of units.

On February 9, 2022, we held an extraordinary general meeting pursuant to which our shareholders approved extending the date by which the Company had to complete a Business Combination from February 12, 2022 to August 12, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,326,758 Ordinary Shares. As a result, an aggregate of $64,996,857.71 (or approximately ($10.27 per share) was released from the Trust Account to pay such shareholders. As of June 30, 2022, we had marketable securities held in the Trust account for the benefit of the Company’s public shareholders of $27,497,878 (including $43,683 of interest earned). The trust fund account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public shareholders.

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

For the three months ended June 30, 2022, we had a net loss of $1,850,432 consisting of formation and operating costs of $403,445, accrued interest on promissory note of $3,979, transaction cost of shares to be transferred to backstop investors of $1,529,660, offset by change in fair value in warrant liabilities of $42,156, change in fair value in convertible promissory note of $13,452 and interest earned on marketable securities held in Trust Account of $31,044.

For the six months ended June 30, 2022, we had a net loss of $6,414,897 consisting of formation and operating costs of $1,661,046, accrued interest on promissory note of $17,954, transaction cost of shares transferred to backstop investors of $4,956,010, offset by change in fair value in warrant liabilities of $184,033, change in fair value in convertible promissory note of $892 and interest earned on marketable securities held in Trust Account of $35,188.

For the three months ended June 30, 2021, we had net loss of $625,630, consisting of formation and operating costs of $645,409, offset by change in fair value in warrant liabilities of $15,291 and interest earned on marketable securities held in Trust Account of $4,488.

For the six months ended June 30, 2021, we had net income of $1,004, consisting of change in fair value in warrant liabilities of $751,680 and interest earned on marketable securities held in Trust Account of $16,357, offset by formation and operating costs of $767,033.

Proposed Business Combination and Related Agreements

On February 2, 2022, we entered into an Agreement and Plan of Merger (as may be amended from time to time, the “Merger Agreement”) with Edoc Merger Sub Inc., a Nevada corporation and our wholly-owned subsidiary (the “Merger Sub”), and Calidi Biotherapeutics, Inc., a Nevada corporation (“Calidi”), pursuant to which we and Calidi will consummate the Business Combination.

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

The aggregate merger consideration to be paid pursuant to the Merger Agreement to holders of Calidi Stock as of immediately prior to the Effective Time (the “Calidi Stockholders” and together with the holders of Calidi options immediately prior to the Effective Time, the “Calidi Security Holders”) will be an amount initially equal to $400,000,000 and subsequently revised to $380,000,000 on May 25, 2022 as part of the Second Amendment to Agreement and Plan of Merger, subject to adjustments for Calidi’s closing debt, net of cash (the “Merger Consideration”). The Merger Consideration to be paid to the Calidi Stockholders will be paid solely by the delivery of new shares of the Company’s common stock, with each share valued at $10.00 per share. The Merger Consideration will be subject to a post-closing true up within 45 days after the closing.

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

On February 2, 2022, the Company entered into share purchase agreements (collectively, the “Forward Share Purchase Agreements”) with certain backstop arrangements with Sea Otter Securities, Stichting Juridisch Eigendom Mint Tower Arbitrage Fund, Feis Equities LLC, Yakira Capital Management, Inc., Yakira Enhanced Offshore Fund and Yakira Partners LP, MAP 136 Segregated Portfolio and Meteora Capital Partners, LP (collectively, the “Backstop Investors”), pursuant to which the Backstop Investors agreed not to redeem certain Edoc shares (the “Backstop Shares”) in connection with the Company’s shareholder meeting to approve an extension of the date by which the Company has to consummate a Business Combination from February 12, 2022 to August 12, 2022 (the “ February 2022 Extension”) and the Business Combination. Pursuant to the Forward Share Purchase Agreements, the Backstop Investors agreed to hold such shares until the three-month anniversary of the consummation of the Business Combination, at which time they will each have the right to sell them to the combined entity, after giving effect to the Business Combination (the “Combined Company”) for a price of $10.42 per share, or will sell them during such time period at a market price of at least $10.27 per share (with a premium of $0.05 per share to be paid by the Combined Company for each Backstop Share sold by a Backstop Investor during the one-month period following the Closing of the Business Combination). The Forward Share Purchase Agreements provide that, following the Closing of the Business Combination, the Company will deposit into escrow accounts the aggregate cash amount necessary to purchase the shares held by the Backstop Investors, up to $22,924,000. As a result, these amounts deposited into the escrow accounts will not be available to the Combined Company unless and until any of the Backstop Investors sell such shares in the market. If the Backstop Investors sell such shares during the one-month period following the Closing of the Business Combination at a sales price that is greater than $10.27 per share, then Combined Company shall pay to each selling investor a premium of $0.05 per share sold. If the Backstop Investors sell shares to the Combined Company on the three-month anniversary of the Closing of the Business Combination, the repurchase price payable by the Combined Company for such shares from the escrow accounts established for this purpose shall be $10.42 per share.

In consideration of the Backstop Investors’ agreements with regard to Public Shares pursuant to the Forward Share Purchase Agreements, the Sponsor (or its designees) agreed to transfer an aggregate of 338,907 shares of Edoc Class B ordinary shares (the “Backstop Transferred Founder Shares”) to the Backstop Investors. Additionally, if the Business Combination has not consummated by May 12, 2022, then for each monthly period from May 12, 2022 until August 12, 2022 that the Business Combination has not closed, Edoc shall cause to be paid to the Backstop Investors, at Edoc’s discretion, either (i) a cash amount of $0.05 per share not redeemed by the Backstop Investors, for an aggregate of up to $0.15 per share, or (ii) or 0.034 Backstop Transferred Founder Shares per share not redeemed by the Backstop Investors in connection with the extraordinary general meeting of Edoc shareholders in connection with the February 2022 Extension, to be transferred by the Sponsor (or its designees), for an aggregate of up to 0.1027 Backstop Transferred Founder Shares per share. Such payment(s) will be made within five (5) business days following each of May 12, 2022, June 12, 2022, and July 12, 2022, to the extent that the Business Combination has not closed by such dates. As of July 22, 2022, 225,940 additional Backstop Transferred Founder Shares were transferred by the Sponsor to the Backstop investors The Company recognized $1,529,660 and $4,956,010 of finance costs for the three and six months ended June 30, 2022, for the transfer of shares associated with the agreement in the statements of operations of the condensed financial statements. The Backstop Agreements will expire on August 12, 2022, in accordance with their terms.

.

Liquidity and Capital Resources

As of June 30, 2022, we had cash outside the Trust Account of $4,103 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of June 30, 2022 and December 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

For the six months ended June 30, 2022, cash used in operating activities was $749,295. Net loss of $6,414,897 was affected by accrued interest on promissory note of $17,954, transaction cost of shares transferred to backstop investors of $4,956,010, change in fair value in warrant liabilities of $184,033, change in fair value in convertible promissory note of $892 and interest earned on marketable securities held in Trust Account of $35,188. Changes in operating assets and liabilities provided $911,751 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $432,790. Net income of $1,004 was affected by interest earned on marketable securities held in the Trust Account of $16,356 and changes in warrant liability of $751,680. Changes in operating assets and liabilities provided $334,242 of cash for operating activities.

Through June 30, 2022, our liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, the remaining net proceeds from the IPO and the sale of private units, and the Convertible Promissory Notes drawn from the Sponsor.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by August 12, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. These interim condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

On November 10, 2021, the Company issued an interest-bearing convertible promissory to the Sponsor in the amount of $900,000. As of June 30, 2022, the fair market value of the note outstanding, including accrued interest, was $967,508. On February 13, 2022, the Company issued a non-interest-bearing convertible promissory note (the “February 2022 Note”) in the principal amount of up to $750,000 to the Sponsor. As of June 30, 2022, $530,000 was drawn on the February 2022 Note and the fair market value of the note outstanding was $554,878. As of July 21, 2022, an additional $220,000 was drawn on the February 2022 Note, making the total principal amount outstanding $750,000.

Off-Balance Sheet Financing Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2022, we did not have any long-term debt, capital or operating lease obligations.

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

Critical Accounting Policies

The preparation of interim condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We identified the following as its critical accounting policies:

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

Convertible Promissory Note

We account for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. We made such election for its convertible promissory note. Using fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash change in the fair value of the convertible promissory note in the statements of operations. The fair value of the conversion feature of the note was valued utilizing the Monte Carlo model.

Class A Ordinary Shares Subject to Possible Redemption

We account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. On February 9, 2022, we held an extraordinary general meeting pursuant to which our shareholders approved extending the date by which we had to complete a Business Combination from February 12, 2022 to August 12, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,326,758 Ordinary Shares. As a result, an aggregate of $64,996,857.71 (or approximately ($10.27 per share) was released from the Trust Account to pay such shareholders. Accordingly, as of June 30, 2022 and December 31, 2021, 2,673,242 and 9,000,000 shares of Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for each of the periods. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The contractual formula utilized to calculate the redemption amount approximates fair value. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. The calculation of diluted loss per ordinary share does not consider the effect of the warrants and rights issued in connection with the IPO since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants and rights are exercisable for 6,137,400 shares of Class A ordinary shares in the aggregate.

Recent Accounting Standards

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying interim condensed financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our interim condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to a material weakness in evaluating complex accounting issues as well as Company’s controls over reconciliations during the financial statement close and disclosure review process.

Management has implemented remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting process. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification and consideration of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 4, 2022 and (iii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 11, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Business Combination

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial Business Combination.

Military conflict in Ukraine or elsewhere may lead to increased and price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms or at all Business Combination.

There may be significant competition for us to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many companies have entered into Business Combinations with SPACs, and there are still many SPACs seeking targets for their initial Business Combination, as well as additional SPACs currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination.

In addition, because there are a large number of SPACs seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or complete our initial Business Combination and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals (as defined below) may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) the SPAC Rule Proposals relating, among other items, to disclosures in Business Combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed Business Combination transactions; the potential liability of certain participants in proposed Business Combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations under applicable accounting standards, management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our trust account, raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date the financial statements included elsewhere in this Report were issued.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

If we were deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate the Company. To avoid that result, on or shortly prior to the 24-month anniversary of the effective date of our registration statement for its initial public offering we will liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount that our public stockholders would receive upon any redemption or liquidation of the Company.

On March 30, 2022, the SPAC Rule Proposals relating, among other matters, to the circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial Business Combination no later than 18 months after the effective date of the IPO. The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the IPO.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has entered into a definitive agreement within 18 months after the effective date of its IPO but that does not complete its initial Business Combination within 24 months after such date. Although we have entered into a definitive Business Combination agreement within 18 months after the effective date of our IPO, there is a risk that we may not complete our initial Business Combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial Business Combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act of 1940, as amended), we will, on or prior to the 24-month anniversary of the effective date of the IPO, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our Business Combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of our IPO, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

We may be deemed a “foreign person” under the regulations relating to CFIUS and our failure to obtain any required approvals within the requisite time period may require us to liquidate.

The Company’s Sponsor currently owns 1,911,093 shares of our Class B ordinary shares, and 414,000 private units, that were purchased by the Sponsor in a private placement which occurred simultaneously with the completion of the IPO. Xiaoping Becky Zhang is the sole managing member of the Sponsor and a U.S. citizen. Other members of the Sponsor include certain officers and directors of the Company. The sponsor is not controlled by a non-U.S. person. To the best of the Company’s knowledge, other than the members holding an approximate 9.4% minority interest in the sponsor, the sponsor does not have substantial ties with any non-U.S. persons. Approximately 90.6% of the total allocated membership interests in the Sponsor are owned by U.S. persons on a look-through basis. Of the approximately 9.4% of interests in the Sponsor owned by non-U.S. persons on a look-through basis, 0.6% are owned by persons in China, 8.6% are owned by a person in Macau and 0.2% are owned by a person in Canada. The Sponsor is expected to own approximately 3.9% of the combined entity following the Business Combination.

We do not believe that either we or our Sponsor constitute a “foreign person” under CFIUS rules and regulations. However, if CFIUS considers us to be a “foreign person” and Calidi a U.S. business that may affect national security, we could be subject to such foreign ownership restrictions and/or CFIUS review. If the Business Combination with Calidi falls within the scope of applicable foreign ownership restrictions, we may be unable to consummate the Business Combination. In addition, if the Business Combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with the Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the Business Combination.

Although we do not believe we or our sponsor are a “foreign person”, CFIUS may take a different view and decide to block or delay the Business Combination, impose conditions to mitigate national security concerns with respect to the Business Combination, order us to divest all or a portion of a U.S. business of the combined company if we had proceeded without first obtaining CFIUS clearance, or impose penalties if CFIUS believes that the mandatory notification requirement applied. Additionally, the laws and regulations of other U.S. government entities may impose review or approval procedures on account of any foreign ownership by the Sponsor. If we were to seek an initial Business Combination other than the Business Combination, the pool of potential targets with which we could complete an initial Business Combination may be limited as a result of any such regulatory restriction. Moreover, the process of any government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete the Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public stockholders may only receive $10.27 per share (or up to $10.47 per share if the full iextension is utilized), and our warrants and rights will expire worthless. This will also cause you to lose any potential investment opportunity in Calidi and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None. For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of the Company’s Annual Report on Form 10-K for the year ended 2020, as filed with the SEC on May 25, 2021. There has been no material change in the planned use of proceeds from the Company’s initial public offering and private placement as described in the Registration Statement.

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

EDOC ACQUISITION CORP.

Date: August 1, 2022	By:	/s/ Kevin Chen
	Name:	Kevin Chen
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 1, 2022	By:	/s/ Christine Zhao
	Name:	Christine Zhao
	Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)