Form 10-Q
period 2022-09-30
Edoc Acquisition Corp.
filed 2022-11-04
CIK 1824884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 3, 2022, there were 2,580,625 Class A ordinary shares, par value $0.0001 per share, and 2,250,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

EDOC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

GLOSSARY OF TERMS

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“Business Combination” are to acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities;

●	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001 per share;

●	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001 per share;

●	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

●	“Company,” “our Company,” “we” or “us” are to Edoc Acquisition Corp., a Cayman Islands exempted company;

●	“Combination Period” are to the 24-month period, from the closing of the initial public offering (as defined below) to August 12, 2022, that the Company has to consummate an initial Business Combination;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“founder shares” are to the Class B ordinary shares initially purchased by our sponsor (as defined below) in the private placement (as defined below) and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our Business Combination as described herein (for the avoidance of doubt, such Class A ordinary shares will not be “public shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“I-Bankers” are to I-Bankers Securities, Inc., the representative of the underwriters;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on November 12, 2020;

●	“initial shareholders” are to holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“ordinary shares” are to the Class A ordinary shares and the Class B ordinary shares;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

ii

●	“private placement” are to the private placement of units (as defined below) that occurred simultaneously with the closing of our initial public offering;

●	“public rights” are to the rights sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);

●	“public shares” are to the Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“private shares,” “private rights” and “private warrants” are to the Class A ordinary shares, rights and warrants, respectively, included within the private units;

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

●	“private units” are to the insider units and the I-Bankers units, which private placement units are identical to the units sold in our initial public offering, subject to certain limited exceptions as described in the prospectus for our initial public offering;

●	“public warrants” refer to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);

●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on September 15, 2020, as amended, and declared effective on November 9, 2020 (File No. 333-248819);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022;

●	“representative’s units” are to the 65,000 units we sold privately to I-Bankers and/or its designees simultaneously with the closing of our initial public offering;

●	“representative’s warrants” are to the warrant to purchase up to 450,000 Class A ordinary shares issued to I-Bankers as part of compensation for services in connection with our initial public offering;

●	“rights” are to the rights which were sold as part of the units in our initial public offering as well as the concurrent private placement;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to American Physicians LLC, a Delaware limited liability company, the sole manager of which is Xiaoping Becky Zhang;

●	“trust account” are to the U.S.-based trust account in which an amount of $27,433,142.29 from the net proceeds of the sale of the units in the initial public offering and the private units was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one Class A ordinary share, one right and one redeemable warrant;

●	“warrant” are to our redeemable warrants, which includes the public warrants as well as the private warrants and warrants underlying units issued upon conversion of working capital loans to the extent they are no longer held by the initial purchasers of the private warrants or members of our management team (or their permitted transferees), in each case after our initial Business Combination; and

●	“Working Capital Loans” are to funds that, in order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

iii

Item 1. Financial Statements

EDOC ACQUISTION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)	(audited)
Assets:
Current assets:
Cash	$3,486	$223,398
Prepaid expenses	45,850	36,091
Total current assets	49,336	259,489
Cash and marketable securities held in Trust Account	21,006,552	92,459,548
Total Assets	$21,055,888	$92,719,037

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$2,065,394	$1,030,039
Promissory note – related party	67,487	—
Convertible promissory note – related party, at fair value	850,501	975,324
Total current liabilities	2,983,382	2,005,363
Warrant liability	15,644	203,838
Total Liabilities	$2,999,026	$2,209,201

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 2,026,625 shares at $10.37 redemption value and 9,000,000 shares at $10.27 redemption value, respectively, as of September 30, 2022 and December 31, 2021	21,006,552	92,459,548

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 554,000 issued and outstanding at September 30, 2022 and December 31, 2021 (excluding 2,026,625 and 9,000,000 shares subject to possible redemption as of September 30, 2022 and December 31, 2021, respectively)	55	55
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,250,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	225	225
Additional paid-in capital	5,645,042	—
Accumulated deficit	(8,595,012)	(1,949,992)
Total Shareholders’ Deficit	(2,949,690)	(1,949,712)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$21,055,888	$92,719,037

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Formation and operating costs	$334,462	$621,345	$1,995,508	$1,388,378
Loss from operations	(334,462)	(621,345)	(1,995,508)	(1,388,378)

Other income (expense):
Interest earned on marketable securities held in Trust Account	101,337	1,178	136,525	17,535
Interest expense	(9,074)	—	(27,028)	—
Fair value of shares transferred to backstop investors	(783,966)	—	(5,739,976)	—
Change in fair value of convertible promissory note	791,881	—	792,773	—
Change in fair value of warrants	4,161	125,761	188,194	877,441
Total other income (expense), net	104,339	126,939	(4,649,512)	894,976
Net Loss	$(230,123)	$(494,406)	$(6,645,020)	$(493,402)

Weighted average shares outstanding, redeemable Class A ordinary shares	2,349,934	9,000,000	3,491,286	9,000,000
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(0.04)	$(0.04)	$(1.06)	$(0.04)
Weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	2,804,000	2,804,000	2,804,000	2,804,000
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.04)	$(0.04)	$(1.06)	$(0.04)

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2021	554,000	$55	2,250,000	$225	$—	$(1,949,992)	$(1,949,712)
Fair value of shares transferred to backstop investors	—	—	—	—	3,426,350	—	3,426,350
Remeasurement for ordinary shares to redemption amount	—	—	—	—	(4,144)	—	(4,144)

Net loss	—	—	—	—	—	(4,564,465)	(4,564,465)
Balance—March 31, 2022	554,000	55	2,250,000	225	3,422,206	(6,514,457)	(3,091,971)
Fair value of shares transferred to backstop investors	—	—	—	—	1,529,660	—	1,529,660
Remeasurement for ordinary shares to redemption amount	—	—	—	—	(31,044)	—	(31,044)

Net loss	—	—	—	—	—	(1,850,432)	(1,850,432)
Balance—June 30, 2022	554,000	55	2,250,000	225	4,920,822	(8,364,889)	(3,443,787)
Fair value of shares transferred to backstop investors	—	—	—	—	783,966	—	783,966
Remeasurement for ordinary shares to redemption amount	—	—	—	—	(168,824)	—	(168,824)
Promissory note proceeds in excess of fair value					109,078		109,078

Net loss	—	—	—	—	—	(230,123)	(230,123)
Balance—September 30, 2022	554,000	$55	2,250,000	$225	$5,645,042	$(8,595,012)	$(2,949,690)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2020	554,000	$55	2,250,000	$225	$444,734	$(565,298)	$(120,284)

Net income	—	—	—	—	—	626,634	626,634
Balance—March 31, 2021	554,000	55	2,250,000	225	444,734	61,336	506,350

Net loss	—	—	—	—	—	(625,630)	(625,630)
Balance—June 30, 2021	554,000	55	2,250,000	225	444,734	(564,294)	(119,280)

Net loss	—	—	—	—	—	(494,406)	(494,406)
Balance—September 30, 2021	554,000	$55	2,250,000	$225	$444,734	$(1,058,700)	$(613,686)

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(6,645,020)	$(493,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and Treasury securities held in Trust Account	(136,525)	(17,535)
Accrued interest on promissory note	27,028	—
Change in fair value of convertible promissory note	(792,773)	—
Change in fair value of warrant liability	(188,194)	(877,441)
Fair value of shares transferred to backstop investors	5,739,976	—
Changes in operating assets and liabilities:
Prepaid expenses	(9,759)	5,099
Accounts payable and accrued expenses	1,035,355	811,597
Due to related party	—	(17,000)
Net cash used in operating activities	(969,912)	(588,682)

Cash Flows from an Investing Activity:
Cash withdrawn from Trust Account in connection with redemption	71,657,008	—
Investment of cash into Trust Account	(67,487)	—
Net cash provided by an investing activity	71,589,521	—

Cash Flows from a Financing Activity:
Proceeds from promissory note - related party	67,487	—
Proceeds from convertible promissory note - related party	750,000	—
Redemption of ordinary shares	(71,657,008)	—
Net cash used in a financing activity	(70,839,521)	—

Net Change in Cash	(219,912)	(588,682)
Cash, beginning of the period	223,398	1,000,730
Cash, end of period	$3,486	$412,048

Non-Cash Financing Activity:
Promissory note proceeds in excess of fair value	$(109,078)	$—
Remeasurement for ordinary shares to redemption amount	$204,012	$—

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity through September 30, 2022, relates to the Company’s organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for the Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

On February 9, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from February 12, 2022 to August 12, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,326,758 Class A ordinary shares. As a result, an aggregate of $64,996,858 (or approximately ($10.27 per share) was released from the Trust Account to pay such shareholders.

On August 12, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from August 12, 2022 to February 12, 2023. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 646,617 Class A ordinary shares. As a result, an aggregate of $6,660,150 (or approximately ($10.30 per share) was released from the Trust Account to pay such shareholders.

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

Unless further extended, the Company will have until February 12, 2023 to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and Russia-Ukraine war on the industry and has concluded that while it is reasonably possible that the virus and the war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these interim condensed financial statements. The interim condensed financial statements do not include any adjustments that might results from the outcome of these uncertainties.

Going Concern

As of September 30, 2022, the Company had $3,486 in the operating bank account and working capital deficit of $2,083,545.

On November 10, 2021, the Company issued an interest-bearing convertible promissory to the Sponsor in the amount of $900,000. As of September 30, 2022, the fair value of the note outstanding, including accrued interest, was $471,499.

On February 13, 2022, the Company issued a non-interest-bearing convertible promissory note in the principal amount of up to $750,000 to the Sponsor. As of September 30, 2022, $750,000 was drawn on the note and the fair value of the note outstanding was $379,002.

On August 25, 2022, the Company issued a non-interest-bearing promissory note in the aggregate principal amount of up to $202,460 to the Sponsor. As of September 30, 2022, $67,487 was drawn on the note.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by February 12, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. These interim condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of Estimates

The preparation of interim condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period and the reported amounts of expenses during the reporting period. One of the more significant accounting estimates included in these interim condensed financial statements is the determination of the fair value of the warrant liabilities as well as the fair value of the convertible notes. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

Investment Held in Trust Account

As of September 30, 2022 and December 31, 2021, substantially all of assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. During the period January 1, 2021 to September 30, 2022, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations. On February 9, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from February 12, 2022 to August 12, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,326,758 Ordinary Shares. As a result, an aggregate of $64,996,858 (or approximately ($10.27 per share) was released from the Trust Account to pay such shareholders. On August 12, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company has to complete a Business Combination from August 12, 2022 to February 12, 2023. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 646,617 Ordinary Shares. As a result, an aggregate of $6,660,150 (or approximately $10.30 per shares) was released from the Trust Account to pay such shareholders.

Fair Value Measurements

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets.

Convertible Promissory Note

The Company accounts for its convertible promissory notes under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory notes. Using fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash change in the fair value of the convertible promissory note in the statements of operations. The fair value of the conversion feature of the notes were valued utilizing the Monte Carlo model.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. On February 9, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from February 12, 2022 to August 12, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,326,758 Ordinary Shares. As a result, an aggregate of $64,996,858 (or approximately ($10.27 per share) was released from the Trust Account to pay such shareholders. On August 12, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company has to complete a Business Combination from August 12, 2022 to February 12, 2023. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 646,617 Ordinary Shares. As a result, an aggregate of $6,660,150 (or approximately $10.30 per shares) was released from the Trust Account to pay such shareholders. Accordingly, as of September 30, 2022 and December 31, 2021, 2,026,625 and 9,000,000 shares of Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity outside of the shareholders’ deficit section of the Company’s balance sheets.

As of September 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$90,000,000
Less:
Ordinary share issuance costs	(3,246,381)
Plus:
Fair value adjustment of carrying value to redemption value	5,705,929
Contingently redeemable ordinary shares at December 31, 2021	$92,459,548
Less:
Redemption 6,326,758 shares	(62,996,858)
Plus:
Fair value adjustment of carrying value to redemption value	4,144
Contingently redeemable ordinary shares at March 31, 2022	$27,466,834
Plus:
Fair value adjustment of carrying value to redemption value	31,044
Contingently redeemable ordinary shares at June 30, 2022	$27,497,878
Less:
Redemption 646,617 shares	(6,660,150)
Plus:
Fair value adjustment of carrying value to redemption value	168,824
Contingently redeemable ordinary shares at September 30, 2022	$21,006,552

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing the net loss by the weighted average number of ordinary shares outstanding for each of the periods. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Ordinary shares subject to possible redemption
Numerator:
Net loss allocable to Class A ordinary shares subject to possible redemption	$(104,924)	$(376,962)	$(3,685,244)	$(376,196)
Denominator:
Weighted Average Redeemable Class A Ordinary shares, Basic and Diluted	2,349,934	9,000,000	3,491,286	9,000,000
Basic and Diluted net loss per share, Redeemable Class A Ordinary shares	$(0.04)	$(0.04)	$(1.06)	$(0.04)

Non-Redeemable Ordinary shares
Numerator:
Net loss allocable to Non-redeemable Class A and Class B ordinary shares not subject to redemption	$(125,199)	$(117,444)	$(2,959,776)	$(117,206)
Denominator:
Weighted Average Non-Redeemable Class A and Class B Ordinary shares, Basic and Diluted	2,804,000	2,804,000	2,804,000	2,804,000
Basic and diluted net loss per share, ordinary shares	$(0.04)	$(0.04)	$(1.06)	$(0.04)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recently Adopted Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.

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

Promissory Note—Related Party

In September 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of September 30, 2021 or the closing of the IPO. As of November 12, 2020, the Sponsor had loaned to the Company an aggregate of $177,591 under the promissory note to pay for formation costs and a portion of the expenses of the IPO. The note was repaid in full in connection with the closing of the initial public offering, and as of September 30, 2022 and December 31, 2021 respectively, no amounts were outstanding. Borrowings under this note are no longer available.

On August 25, 2022, the Company issued a promissory note (the “August 2022 Note”) in the aggregate principal amount of up to $202,460 to the Sponsor, pursuant to which the Extension Funds will be deposited into the Company’s trust account for each Class A ordinary share of the Company that was not redeemed in connection with the extension of the Company’s termination date from August 12, 2022 to February 12, 2023. The principal amount of the August 2022 Note may be drawn down in three equal amounts and the balance of the August 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of September 30, 2022, $67,487 was outstanding under the August 2022 Note.

Convertible Promissory Notes – Related Party Extension Loans and Working Capital Loans

On November 9, 2021, the Company’s board of directors approved the first extension of the date by which the Company has to consummate a Business Combination from November 12, 2021, to February 12, 2022. In connection with the extension, the Sponsor deposited into the Trust Account $0.10 for each of the 9,000,000 shares issued in the Initial Public Offering, for a total of $900,000. The Company issued the Sponsor an interest bearing unsecured promissory note (the “November 2021 Note”) in the principal amount of $900,000 which is payable by the Company upon the earlier of the consummation of the Business Combination or the liquidation of the Company on or before February 12, 2023 (unless such date is extended by the Company’s board of directors). Simple interest will accrue on the unpaid principal balance of the November 2021 Note at the rate of 4% per annum based on 365 days a year. The November 2021 Note may be repaid in cash or convertible into units consisting of one ordinary share, one right exchangeable into one-tenth of one ordinary share, and one warrant exercisable for one-half of one ordinary share at $11.50 per share equal to (x) the portion of the principal amount of and accrued interest under the November 2021Note being converted divided by (y) $10.00 rounded up to the nearest whole number of units. As of September 30, 2022 and December 31, 2021, $900,000 was outstanding under the November 2021 Note. For the three and nine months ended September 30, 2022, $9,074 and $27,028 of interest was accrued on the November 2021 Note, respectively. As of December 31, 2021, $5,027 of interest was accrued on the November 2021 Note.

On February 13, 2022, the Company issued a promissory note (the “February 2022 Note”) in the principal amount of up to $750,000 to American Physicians LLC. The February 2022 Note was issued in connection with advances the Sponsor has made to the Company for working capital expenses. The February 2022 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $600,000 of the unpaid principal amount of the February 2022 Note may be converted into units of the Company, each unit consisting of one Class A share of the Company, one right exchangeable into one-tenth of one Class A ordinary share and one warrant exercisable for one-half of one Class A ordinary share of the Company upon the consummation of an initial Business Combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the February 2022 Note being converted, divided by (y) $10.00 rounded up to the nearest whole number of units. The Conversion Units are identical to the units issued by the Company to the Sponsor in a private placement in connection with the Company’s initial public offering. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the February 2022 Note. As of September 30, 2022, $750,000 was outstanding under the February 2022 Note.

Changes in the estimated fair value of the November 2021 Note and the February 2022 Note were recognized as non-cash change in the fair value of the convertible promissory note in the statements of operations (See Note 9).

Administrative Support Agreement

The Company agreed, for a period commencing on November 9, 2020, and ending upon completion of the Company’s Business Combination or its liquidation, to pay the Company’s Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. Since the initial public offering, the Company has not made any payments under the agreement and has paid for services rendered and expenses advanced by the Sponsor on an as-needed basis. Effective March 31, 2021, the Company and Sponsor terminated the agreement and agreed to waive any accrued fees from inception. As of September 30, 2022 and December 31, 2021, no fees were due to the Sponsor.

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

The Company initially estimated the fair value of the Representative’s Warrants at $424,270 using the Monte Carlo simulation model. As of September 30, 2022, the fair value of the Representative’s Warrant granted to the underwriters is estimated to be $0 using the following assumptions: (1) expected volatility of 0.1%, (2) risk-free interest rate of 4.04% and (3) expected life of 5.49 years. The expected volatility was determined by the Company based on the historical volatilities of a set of comparative special purpose acquisition companies (“SPAC”), and the risk-fee interest rate was determined by reference to the U.S. Treasury yield curve in effect for time period equals to the expected life of the Representative’s Warrant.

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

Open Market Purchases

Our sponsor entered into an agreement in accordance with the guidelines of Rule 10b5-1 under the Exchange Act, to place limit orders, through ED&F Man Capital Markets Inc., an independent broker-dealer registered under Section 15 of the Exchange Act which is not affiliated with us nor part of the underwriting or selling group, to purchase an aggregate of up to 3,750,000 of our rights in the open market at market prices, and not to exceed $0.20 per right during the period commencing on the later of (i) December 10, 2020, the date separate trading of the rights commenced or (ii) sixty calendar days after the end of the “restricted period” under Regulation M, continuing until the date that was the earlier of (a) November 9, 2021 and (b) the date that we announced that we had entered into a definitive agreement in connection with our initial Business Combination, or earlier in certain circumstances as described in the limit order agreement. The limit orders required such members of our sponsor to purchase any rights offered for sale (and not purchased by another investor) at or below a price of $0.20, until the earlier of (x) the expiration of the buyback period or (y) the date such purchases reach 3,750,000 rights in total. Our sponsor would not have any discretion or influence with respect to such purchases and will not be able to sell or transfer any rights purchased in the open market pursuant to such agreements until following the consummation of a Business Combination. It was intended that the broker’s purchase obligation would be subject to applicable law, including Regulation M under the Exchange Act, which may prohibit or limit purchases pursuant to the limit order agreement in certain circumstances. I-Bankers also agreed to purchase up to 1,250,000 of our rights in the open market at market prices not to exceed $0.20 per right, on substantially similar terms as our sponsor. The obligations to make any such purchases expired on November 9, 2021, and as of September 30, 2022, no limit orders were placed by our sponsor or I-Bankers.

Termination of Merger Agreement

On February 2, 2022, the Company entered into an Agreement and Plan of Merger with Edoc Merger Sub Inc, and Calidi Biotherapeutics, Inc. On August 11, 2022, the Company received written notice that Calidi Biotherapeutics, Inc. had terminated the Merger Agreement. As a result of the termination of the Merger Agreement, the Merger Agreement will be of no further force and effect, and certain agreements entered into in connection with the Merger Agreement, including but not limited to, the Voting Agreement and Lock-Up Agreement, were no longer in force or effect.

Backstop Agreements

On February 2, 2022, the Company entered into share purchase agreements (collectively, the “Forward Share Purchase Agreements”) with certain backstop arrangements with Sea Otter Securities, Stichting Juridisch Eigendom Mint Tower Arbitrage Fund, Feis Equities LLC, Yakira Capital Management, Inc., Yakira Enhanced Offshore Fund and Yakira Partners LP, MAP 136 Segregated Portfolio and Meteora Capital Partners, LP (collectively, the “Backstop Investors”), pursuant to which the Backstop Investors agreed not to redeem certain Edoc shares (the “Backstop Shares”) in connection with the Company’s shareholder meeting to approve an extension of the date by which the Company has to consummate a Business Combination from February 12, 2022 to August 12, 2022 (the ” February 2022 Extension”) and the Business Combination. Pursuant to the Backstop Agreements, the Backstop Investors agreed to hold such shares until the three-month anniversary of the consummation of the Business Combination, at which time they will each have the right to sell them to the combined entity, after giving effect to the Business Combination (the “Combined Company”) for a price of $10.42 per share, or will sell them during such time period at a market price of at least $10.27 per share (with a premium of $0.05 per share to be paid by the Combined Company for each Backstop Share sold by a Backstop Investor during the one-month period following the Closing of the Business Combination). The Backstop Investors’ agreements provide that, following the Closing of the Business Combination, the Company will deposit into escrow accounts the aggregate cash amount necessary to purchase the shares held by the Backstop Investors, up to $22,924,000. As a result, these amounts deposited into the escrow accounts will not be available to the Combined Company unless and until any of the Backstop Investors sell such shares in the market. If the Backstop Investors sell such shares during the one-month period following the Closing of the Business Combination at a sales price that is greater than $10.27 per share, then Combined Company shall pay to each selling investor a premium of $0.05 per share sold. If the Backstop Investors sell shares to the Combined Company on the three-month anniversary of the Closing of the Business Combination, the repurchase price payable by the Combined Company for such shares from the escrow accounts established for this purpose shall be $10.42 per share.

In consideration of the Backstop Investors’ agreements with regard to Public Shares pursuant to the backstop arrangements, the Sponsor (or its designees) agreed to transfer an aggregate of 338,907 shares of Edoc Class B ordinary shares (the “Backstop Transferred Founder Shares”) to the Backstop Investors. Additionally, if the Business Combination was not consummated by May 12, 2022, then for each monthly period from May 12, 2022 until August 12, 2022 that the Business Combination had not closed, Edoc shall issue to the Backstop Investors, at Edoc’s discretion, either (i) a cash amount of $0.05 per share not redeemed by the Backstop Investors, for an aggregate of up to $0.15 per share, or (ii) or 0.034 Backstop Transferred Founder Shares per share not redeemed by the Backstop Investors in connection with the extraordinary general meeting of Edoc shareholders in connection with the February 2022 Extension, to be transferred by the Sponsor (or its designees), for an aggregate of up to 0.1027 Backstop Transferred Founder Shares per share. Such payment(s) were to be made within five (5) business days following each of May 12, 2022, June 12, 2022, and July 12, 2022, to the extent that the Business Combination had not closed by such dates. On July 22, 2022, 225,940 more Backstop Transferred Founder Shares were transferred by the Sponsor to the Backstop investors. The Company recognized $783,966 and $5,739,976 of finance costs, at the per share price of $10.24, for the three and nine months ended September 30, 2022 for the transfer of shares associated with the agreement in the statements of operations of the condensed financial statements. The Backstop Agreements expired on August 12, 2022, in accordance with their terms.

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

Note 8—Shareholders’ Deficit

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preferred shares at par value of $0.0001 each. On September 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2022 and December 31, 2021, there were 554,000 Class A ordinary shares issued and outstanding, excluding 2,026,625 and 9,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. In September 2020, the Sponsor subscribed 2,875,000 shares of the Company’s Class B ordinary shares for $25,000, or approximately $0.01 per share, in connection with formation. On November 9, 2020, the founders surrendered an aggregate of 287,500 Class B ordinary shares for no consideration, resulting in an aggregate of 2,587,500 Class B ordinary shares issued and outstanding. On December 24, 2020, 337,500 shares were forfeited as the over-allotment option was not exercised by the underwriters, resulting in an aggregate of 2,250,000 Class B ordinary shares issued and outstanding at September 30, 2022 and December 31, 2021.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheets as of September 30, 2022 and December 31, 2021. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of September 30, 2022, and December 31, 2021, due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2022	Level	December 31, 2021
Assets:
U.S. Money Market Funds Held in Trust Account	1	21,006,552	1	$92,459,548
Liabilities:
Warrant liability—Private Warrants	3	$15,644	3	$96,059
Warrant liability—Representative’s Warrants	3	$—	3	$107,779
Convertible Promissory Note	3	$850,501	3	$975,324

Investment Held in Trust Account

As of September 30, 2022 and December 31, 2021, investments in the Company’s Trust Account consisted of $21,006,552 and $92,459,548, respectively, in U.S. Money Market funds.

There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2022, or for the year ended December 31, 2021.

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

The Private Warrants and Representative’s Warrants were valued using a Montel Carlo simulation model, which is considered to be a Level 3 fair value measurement. Inherent in an options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

There were no transfers between Levels 1, 2 or 3 during the three and nine months ended September 30, 2022 or the year ended December 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of September 30, 2022 and December 31, 2021. The Representative’s Warrants were valued using similar information, except for strike price which is at $12.

	September 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Share price	$10.29	$10.21
Volatility	0.1%	6.5%
Expected life	5.49	5.39
Risk-free rate	4.06%	1.29%
Dividend yield	—%	—%

The following table presents a summary of the changes in the fair value of the Private Warrants and Representative’s Warrants, a Level 3 liability, measured on a recurring basis.

	Private Warrants	Representative’s Warrants	Warrant Liability
Fair value as of December 31, 2021	$96,059	$107,779	$203,838
Change in fair value (1)	(39,161)	(102,716)	(141,877)
Fair value as of March 31, 2022	$56,898	$5,063	$61,961
Change in fair value (1)	(42,049)	(107)	(42,156)
Fair value as of June 30, 2022	$14,849	$4,956	$19,805
Change in fair value (1)	795	(4,956)	(4,161)
Fair value as of September 30, 2022	$15,644	$—	$15,644

(1)	Represents the non-cash gain on change in valuation of the Private Warrants and Representative’s Warrants and is included in Gain on change in fair value of warrant liability on the statements of operations.

Convertible Promissory Note

The convertible promissory notes were valued using a Montel Carlo simulation model, which is considered to be a Level 3 fair value measurement. The estimated fair value of the Convertible Promissory Notes was based on the following significant inputs:

	September 30, 2022	December 31, 2021
Risk-free interest rate	3.90%	0.84%
Time to Expiration (in years)	0.49	0.39
Expected volatility	5.9%	4.9%
Dividend yield	0.00%	0.00%
Stock Price	$10.29	$10.82
Probability of transaction	50.0%	90.00%

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Notes:

Fair value as of December 31, 2021	$975,324
Proceeds received through Convertible Promissory Note	420,000
Interest accrued	13,975
Change in fair value	12,560
Fair value as of March 31, 2022	$1,421,859
Proceeds received through Convertible Promissory Note	110,000
Interest accrued	3,979
Change in fair value	(13,452)
Fair value as of June 30, 2022	$1,522,386
Proceeds received through Convertible Promissory Note	220,000
Interest accrued	9,074
Change in fair value	(900,959)
Fair value as of September 30, 2022	$850,501

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2022 or the year ended December 31, 2021 for the Convertible Promissory Note.

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

Promissory Note

On October 6, 2022, the Company issued a promissory note in the principal amount of up to $500,000 to the Sponsor. The Note was issued in connection with advances the Sponsor may make in the future to the Company for working capital expenses. The note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1 Financial Statements”. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On November 9, 2021, our board of directors approved the first extension of the date by which we have to consummate a Business Combination from November 12, 2021, to February 12, 2022. In connection with the extension, the Sponsor deposited into the Trust Account $0.10 for each of the 9,000,000 shares issued in the Public Offering, for a total of $900,000. We issued the Sponsor an interest bearing unsecured promissory note in the principal amount of $900,000 which is payable by us upon the earlier of the consummation of the Business Combination or our liquidation on or before February 12, 2023 (unless such date is extended by our board of directors). Simple interest will accrue on the unpaid principal balance of the Note at the rate of 4% per annum based on 365 days a year. The Note may be repaid in cash or convertible into units consisting of one ordinary share, one right exchangeable into one-tenth of one ordinary share, and one warrant exercisable for one-half of one ordinary share at $11.50 per share equal to (x) the portion of the principal amount of and accrued interest under the Note being converted divided by (y) $10.00 rounded up to the nearest whole number of units.

On February 9, 2022, we held an extraordinary general meeting pursuant to which our shareholders approved extending the date by which the Company had to complete a Business Combination from February 12, 2022 to August 12, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,326,758 Ordinary Shares. As a result, an aggregate of $64,996,858 (or approximately ($10.27 per share) was released from the Trust Account to pay such shareholders. On August 12, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company has to complete a Business Combination from August 12, 2022 to February 12, 2023. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 646,617 Ordinary Shares. As a result, an aggregate of $6,660,150 (or approximately $10.30 per share) was released from the Trust Account to pay such shareholders. As of September 30, 2022, we had marketable securities held in the Trust account for the benefit of the Company’s public shareholders of $21,006,552 (including $136,525 of interest earned). The trust fund account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a Business Combination.

Recent Developments

As previously reported by the Company in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, on February 2, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Edoc Merger Sub Inc, and Calidi Biotherapeutics, Inc. (“Calidi”). On August 11, 2022, the Company received written notice from Calidi that it had terminated the Merger Agreement pursuant to the terms thereof and the parties have no further obligations thereunder. As a result of the termination of the Merger Agreement, the Merger Agreement is of no further force and effect, and certain agreements entered into in connection with the Merger Agreement, including but not limited to, the Voting Agreement and Lock-Up Agreement, are also no further force and effect.

For additional information, refer to our Current Report on Form 8-K, filed with the SEC on August 12, 2022.

On February 2, 2022, the Company entered into share purchase agreements (collectively, the “Forward Share Purchase Agreements”) with certain backstop arrangements with Sea Otter Securities, Stichting Juridisch Eigendom Mint Tower Arbitrage Fund, Feis Equities LLC, Yakira Capital Management, Inc., Yakira Enhanced Offshore Fund and Yakira Partners LP, MAP 136 Segregated Portfolio and Meteora Capital Partners, LP (collectively, the “Backstop Investors”), pursuant to which the Backstop Investors agreed not to redeem certain Edoc shares (the “Backstop Shares”) in connection with the Company’s shareholder meeting to approve an extension of the date by which the Company has to consummate a Business Combination from February 12, 2022 to August 12, 2022 (the ” February 2022 Extension”) and the Business Combination. Pursuant to the Forward Share Purchase Agreements, the Backstop Investors agreed to hold such shares until the three-month anniversary of the consummation of the Business Combination, at which time they will each have the right to sell them to the combined entity, after giving effect to the Business Combination (the “Combined Company”) for a price of $10.42 per share, or will sell them during such time period at a market price of at least $10.27 per share (with a premium of $0.05 per share to be paid by the Combined Company for each Backstop Share sold by a Backstop Investor during the one-month period following the Closing of the Business Combination). The Forward Share Purchase Agreements provide that, following the Closing of the Business Combination, the Company will deposit into escrow accounts the aggregate cash amount necessary to purchase the shares held by the Backstop Investors, up to $22,924,000. As a result, these amounts deposited into the escrow accounts will not be available to the Combined Company unless and until any of the Backstop Investors sell such shares in the market. If the Backstop Investors sell such shares during the one-month period following the Closing of the Business Combination at a sales price that is greater than $10.27 per share, then Combined Company shall pay to each selling investor a premium of $0.05 per share sold. If the Backstop Investors sell shares to the Combined Company on the three-month anniversary of the Closing of the Business Combination, the repurchase price payable by the Combined Company for such shares from the escrow accounts established for this purpose shall be $10.42 per share.

In consideration of the Backstop Investors’ agreements with regard to Public Shares pursuant to the Forward Share Purchase Agreements, the Sponsor (or its designees) agreed to transfer an aggregate of 338,907 shares of Edoc Class B ordinary shares (the “Backstop Transferred Founder Shares”) to the Backstop Investors. Additionally, if the Business Combination has not consummated by May 12, 2022, then for each monthly period from May 12, 2022 until August 12, 2022 that the Business Combination has not closed, Edoc shall cause to be paid to the Backstop Investors, at Edoc’s discretion, either (i) a cash amount of $0.05 per share not redeemed by the Backstop Investors, for an aggregate of up to $0.15 per share, or (ii) or 0.034 Backstop Transferred Founder Shares per share not redeemed by the Backstop Investors in connection with the extraordinary general meeting of Edoc shareholders in connection with the February 2022 Extension, to be transferred by the Sponsor (or its designees), for an aggregate of up to 0.1027 Backstop Transferred Founder Shares per share. Such payment(s) will be made within five (5) business days following each of May 12, 2022, June 12, 2022, and July 12, 2022, to the extent that the Business Combination has not closed by such dates. As of July 22, 2022, 225,940 additional Backstop Transferred Founder Shares were transferred by the Sponsor to the Backstop investors The Company recognized $783,966 and $5,739,976 of finance costs for the three and nine months ended September 30, 2022, for the transfer of shares associated with the agreement in the statements of operations of the condensed financial statements. The Backstop Agreements expired on August 12, 2022, in accordance with their terms.

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

For the three months ended September 30, 2022, we had a net loss of $230,123 consisting of formation and operating costs of $334,462, accrued interest on promissory note of $9,074, transaction cost of shares to be transferred to backstop investors of $783,966, offset by change in fair value in warrant liabilities of $4,161, change in fair value in convertible promissory note of $791,881 and interest earned on marketable securities held in Trust Account of $101,337.

For the nine months ended September 30, 2022, we had a net loss of $6,645,020 consisting of formation and operating costs of $1,995,508, accrued interest on promissory note of $27,028, transaction cost of shares transferred to backstop investors of $5,739,976, offset by change in fair value in warrant liabilities of $188,194, change in fair value in convertible promissory note of $792,773 and interest earned on marketable securities held in Trust Account of $136,525.

For the nine months ended September 30, 2021, we had a net loss of $493,402 consisting of formation and operating costs of $1,388,378 offset by investment income of $17,535 and change in fair value in warrant liabilities of $877,441.

For the three months ended September 30, 2021, we had a net loss of $494,406 consisting of formation and operating costs of $621,345 offset by investment income of $1,178 and change in fair value in warrant liabilities of $125,761.

Liquidity and Capital Resources

As of September 30, 2022, we had cash outside the Trust Account of $3,486 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of September 30, 2022 and December 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

For the nine months ended September 30, 2022, cash used in operating activities was $969,912. Net loss of $6,645,020 was affected by accrued interest on promissory note of $27,028, transaction cost of shares transferred to backstop investors of $5,739,976, change in fair value in warrant liabilities of $188,194, change in fair value in convertible promissory note of $792,773 and interest earned on marketable securities held in Trust Account of $136,525. Changes in operating assets and liabilities provided $1,025,596 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $588,682. Net loss of $493,402 was affected by interest earned on marketable securities held in the Trust Account of $17,535 and changes in warrant liability of $877,441. Changes in operating assets and liabilities provided $799,696 of cash for operating activities.

Through September 30, 2022, our liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, the remaining net proceeds from the IPO and the sale of private units, and the Convertible Promissory Notes drawn from the Sponsor.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by February 12, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. These interim condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

On November 10, 2021, the Company issued an interest-bearing convertible promissory note (the “November 2021 Note”) to the Sponsor in the amount of $900,000 which is payable by the Company upon the earlier of the consummation of the Business Combination or the liquidation of the Company on or before February 12, 2023 (unless such date is extended by the Company’s board of directors). The November 2021 Note may be repaid in cash or convertible into units consisting of one ordinary share, one right exchangeable into one-tenth of one ordinary share, and one warrant exercisable for one-half of one ordinary share at $11.50 per share equal to (x) the portion of the principal amount of and accrued interest under the note being converted divided by (y) $10.00 rounded up to the nearest whole number of units. As of September 30, 2022, $900,000 was outstanding on the November 2021 Note and the fair value of the note, including accrued interest, was $ 471,499.

On February 13, 2022, the Company issued a non-interest-bearing convertible promissory note (the “February 2022 Note”) in the principal amount of up to $750,000 to the Sponsor and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. Up to $600,000 of the unpaid principal amount of the February 2022 Note may be converted into units of the Company, each unit consisting of one ordinary share, one right exchangeable into one-tenth of one ordinary share, and one warrant exercisable for one-half of one ordinary share. As of September 30, 2022, $750,000 was outstanding on the February 2022 Note and the fair value of the note was $379,002.

On August 25, 2022, the Company issued a promissory note (the “August 2022 Note”) in the aggregate principal amount of up to $202,460 to the Sponsor. The principal amount of the August 2022 Note may be drawn down in three equal amounts and the balance of the August 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of September 30, 2022, $67,487 was outstanding under the August 2022 Note.

On October 6, 2022, the Company issued a non-interest-bearing promissory note (the “October 2022 Note”) in the principal amount of up to $500,000 to the Sponsor. The principal balance of the October 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company.

Off-Balance Sheet Financing Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2022, we did not have any long-term debt, capital or operating lease obligations.

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

Convertible Promissory Notes

We account for the convertible promissory notes under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. We made such election for the convertible promissory notes. Using fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash change in the fair value of the convertible promissory note in the statements of operations. The fair value of the conversion feature of the notes were valued utilizing the Monte Carlo model.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. On February 9, 2022, we held an extraordinary general meeting pursuant to which our shareholders approved extending the date by which we had to complete a Business Combination from February 12, 2022 to August 12, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,326,758 Ordinary Shares. As a result, an aggregate of $64,996,858 (or approximately ($10.27 per share) was released from the Trust Account to pay such shareholders. On August 12, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company has to complete a Business Combination from August 12, 2022 to February 12, 2023. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 646,617 Ordinary Shares. As a result, an aggregate of $6,660,150 (or approximately $10.30 per shares) was released from the Trust Account to pay such shareholders. Accordingly, as of September 30, 2022 and December 31, 2021, 2,026,625 and 9,000,000 shares of Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing the net loss by the weighted average number of ordinary shares outstanding for each of the periods. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The contractual formula utilized to calculate the redemption amount approximates fair value. Changes in fair value are not considered a dividend of the purposes of the numerator in the earnings per share calculation. The calculation of diluted loss per ordinary share does not consider the effect of the warrants and rights issued in connection with the IPO since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants and rights are exercisable for 6,137,400 shares of Class A ordinary shares in the aggregate.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. We have not adopted this guidance as of September 30, 2022.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our offering or until we are no longer an “emerging growth company,” whichever is earlier.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to a material weakness in evaluating complex accounting issues as well as Company’s controls over reconciliations during the financial statement close and disclosure review process.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 4, 2022 and (iii) Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 1, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Memorandum and Articles of Association of the Company.(1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS *	Inline XBRL Instance Document.
101.SCH *	Inline XBRL Taxonomy Extension Schema Document.
101.CAL *	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF *	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB *	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE *	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2022.
*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EDOC ACQUISITION CORP.

Date: November 3, 2022	By:	/s/ Kevin Chen
	Name:	Kevin Chen
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ Bob Ai
	Name:	Bob Ai
	Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)