Form 10-K
period 2022-12-31
Edoc Acquisition Corp.
filed 2023-01-24
CIK 1824884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A ordinary shares on June 30, 2022, as reported on the Nasdaq Stock Market was $28,032,068.

As of January 17, 2023, there were 2,580,625 Class A ordinary shares, par value $0.0001 per share, and 2,250,000 Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below), such as the AOI Merger (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“AOI” are to the Australian Oilseeds Investments Pty Ltd., an Australian proprietary company;

●	“AOI Merger” are to the merger and other transactions between the Company, AOI, and other companies as effectuated and further described in the AOI Merger Agreement;

●	“AOI Merger Agreement” are to the Agreement and Plan of Merger, entered into on December 5, 2022 and as it may be further amended or supplemented from time to time, by and among the Company, AOI, AOI Merger Sub (as defined in the AOI Merger Agreement), the Purchaser Representative and the Seller Representative (as defined below);

●	“board of directors” or “board” are to the board of directors of the company;

●	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001;

●	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001;

●	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands, as the same may be amended from time to time;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to our Class B ordinary shares initially issued to the initial shareholders (as defined below), and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“I-Bankers” are to I-Bankers Securities, Inc., the representative of the underwriters;

●	“I-Bankers units” are to the 65,000 units we sold privately to I-Bankers and/or its designees simultaneously with the closing of our initial public offering;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” are to the initial public offering that was consummated by the Company on November 12, 2020;

●	“initial shareholders” are to our sponsor (as defined below), and any of our officers or directors that hold founder shares;

●	“insider units” are to the 414,000 units we sold privately to our sponsor and/or its designees simultaneously with the closing of our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“ordinary shares” are to the Class A ordinary shares and Class B ordinary shares;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private shares,” “private rights” and “private warrants” are to the Class A ordinary shares, rights and warrants, respectively, included within the private units;

●	“private units” are to the insider units and the I-Bankers units, which private placement units are identical to the units sold in our initial public offering, subject to certain limited exceptions as described in the prospectus for our initial public offering;

●	“public rights” are to the rights sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);

●	“public shares” are to Class A ordinary shares which were sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market) and references to “public shareholders” are to the holders of our public shares, including our initial shareholders to the extent our initial shareholders purchased public shares, provided that their status as “public shareholders” shall exist only with respect to such public shares;

●	“public warrants” are to the redeemable warrants which were sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);

●	“Purchaser Representative” are to the sponsor (as defined below), in the capacity as the representative from and after the closing of the AOI Merger of our stockholders as of immediately prior to the closing and their successors and assignees;

●	“Registration Statement” are to the Form S-1 filed with the SEC on September 15, 2020, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“representative’s warrants” are to the warrant to purchase up to 450,000 Class A ordinary shares issued to I-Bankers as part of compensation for services in connection with our initial public offering;

●	“rights” are to the rights which were sold as part of the units in our initial public offering as well as the concurrent private placement;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Seller Representative” are to Gary Seaton, in his capacity as the representative for the Sellers (as defined in the AOI Merger Agreement) from and after the closing of the AOI Merger;

●	“Sponsor” are to American Physicians LLC, a Delaware limited liability company, the sole manager of which is Xiaoping Becky Zhang;

●

“trust account” are to the trust account for the benefit of the Company’s Public Stockholders in the amount of $21,319,155 ($10.52 per unit), including $10.17 per unit from the net proceeds of the sale of the units and private placement units in the initial public offering placed following the closing of the initial public offering, $0.10 per unit paid on November 9, 2021 at the first extension of the Company, approximately $0.10 per unit paid from August 2022 to October 2022 in connection with the third extension of the Company and any applicable interest income earned on the trust account. The Company intends to pay $303,944 (plus any applicable interest) into the trust account during the week of January 23, 2023;

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

Our management team is led by Kevin Chen, our Chairman of the Board of Directors and Chief Executive Officer, and Bob Ai, our Chief Financial Officer and Director, who collectively have expertise in nearly all facets of the healthcare sector and strong expertise in investment management. Christine Zhao served as our Chief Financial Officer and a Director of the Company from September 2020 to October 2022.

We must complete our initial business combination by February 12, 2023. If our initial business combination is not consummated by February 12, 2023 and we do not obtain a further extension of time from our shareholders, then our existence will terminate, and we will distribute all amounts in the trust account.

Termination of the Calidi Merger Agreement

On February 2, 2022, the Company entered into an Agreement and Plan of Merger with Edoc Merger Sub Inc, and Calidi Biotherapeutics, Inc. On August 11, 2022, the Company received written notice that Calidi Biotherapeutics, Inc. had terminated the Merger Agreement. As a result of the termination of the Merger Agreement, the Merger Agreement was of no further force and effect, and certain agreements entered into in connection with the Merger Agreement, including but not limited to, the Voting Agreement and Lock-Up Agreement, were no longer in force or effect.

The AOI Merger Agreement

This section describes the material provisions of the AOI Merger Agreement but does not purport to describe all of the terms thereof. The following summary of the AOI Merger is qualified in its entirety by reference to the complete text of the AOI Merger Agreement, a copy of which is attached hereto as Exhibit 2.1. Shareholders of the Company and other interested parties are urged to read the AOI Merger Agreement in its entirety. Unless otherwise defined herein, the capitalized terms used below have the meanings given to them in the AOI Merger Agreement.

General Description of the Merger Agreement

On December 5, 2022, the Company entered into the AOI Merger Agreement with AOI, Australian Oilseeds Holdings Limited, upon execution of a joinder agreement to become party to the Business Combination Agreement, a to-be-formed Cayman Islands exempted company (“Pubco”), AOI Merger Sub, Purchaser Representative, Seller Representative and Sellers.

Pursuant to the AOI Merger Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the AOI Merger Agreement (the “Closing”), (a) the Company will merge with and into AOI Merger Sub, a wholly-owned subsidiary of Pubco, with the Company continuing as the surviving entity (the “Merger”), and with holders of the Company’s securities receiving substantially identical securities of Pubco, and (b) immediately prior to the Merger, Pubco will acquire all of the issued and outstanding ordinary shares of AOI (the “Purchased Shares”) from the Sellers in exchange for ordinary shares of Pubco, with AOI becoming a wholly-owned subsidiary of Pubco (the “Share Exchange”, and together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “Transactions”).

Exchange Consideration

The total consideration to be paid by Pubco to the Sellers for the Purchased Shares shall be an aggregate number of Pubco ordinary shares (the “Exchange Shares”) with an aggregate value (the “Exchange Consideration”) equal to, without duplication, (i) $190,000,000, plus (or minus, if negative) (ii) AOI’s net working capital less a target net working capital of $4,000,000, minus (iii) the aggregate amount of any outstanding indebtedness, net of cash and cash equivalents, of AOI and its subsidiaries, and minus (iv) the amount of any unpaid transaction expenses of AOI, with each Pubco ordinary share to be issued to the Sellers valued at $10.00.

The Exchange Consideration is subject to adjustment after the Closing based on final confirmation of AOI’s net working capital, the outstanding indebtedness of AOI and its subsidiaries net of cash and cash equivalents, and any unpaid transaction expenses of AOI, as of the date of the Closing. If the finally determined number of Exchange Shares is (i) greater than the estimated number of Exchange Shares, Pubco will issue an additional number of Pubco ordinary shares equal to such difference to the Sellers, subject to a maximum amount equal to the amount of Escrow Property (defined below) at such time or (ii) less than the estimated number of Exchange Shares, Pubco will cause the Escrow Agent (as defined below) to release from escrow a number of Escrow Shares equal to such difference to Pubco, subject to a maximum amount equal to the Escrow Property at such time.

Escrow Accounts

The parties agreed that at or prior to the Closing, Pubco, the Primary Sellers, the Purchaser Representative, the Seller Representative and Continental Stock Transfer & Trust Company, as escrow agent (the “Escrow Agent” or “CST”) will enter into an Escrow Agreement, effective as of the Closing, in form and substance reasonably satisfactory to the Company and AOI (the “Escrow Agreement”), pursuant to which Pubco will deliver to the Escrow Agent a number of Exchange Shares equal to 15% of the estimated Exchange Consideration otherwise issuable to the Sellers at the Closing (such Exchange Shares, together with any equity securities paid as dividends or distributions with respect to such shares or into which such shares are exchanged or converted the “Escrow Shares”) to be held, along with any dividends, distributions or income thereon (together with the Escrow Shares, the “Escrow Property”) in a segregated account (the “Escrow Account”) and disbursed in accordance with the AOI Merger Agreement and the Escrow Agreement. The Escrow Shares will be held in the Escrow Account for a period of 12 months after the Closing and shall be the sole and exclusive source of payment for any post-Closing purchase price adjustment and for any post-closing indemnification claims (other than certain fraud claims and breaches of AOI and the Sellers’ fundamental representations, as discussed below). At the 12-month anniversary of the Closing, all remaining Escrow Property will be released to the Sellers in accordance with the AOI Merger Agreement. However, an amount of Escrow Property equal to the value of any pending and unresolved claims will remain in the Escrow Account until finally resolved.

Representations and Warranties

The AOI Merger Agreement contains a number of representations and warranties by each of the Company, Pubco and AOI as of the date of the AOI Merger Agreement and as of the date of the Closing. Many of the representations and warranties are qualified by materiality or Material Adverse Effect. “Material Adverse Effect” as used in the AOI Merger Agreement means with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the business, assets, liabilities, results of operations, prospects or condition (financial or otherwise) of such person or entity and its subsidiaries, taken as a whole, or the ability of such person or entity or any of its subsidiaries on a timely basis to consummate the transactions contemplated by the Business Combination Agreement or the ancillary documents thereto, subject to certain customary exceptions. Certain of the representations are subject to specified exceptions and qualifications contained in the AOI Merger Agreement or in information provided pursuant to certain disclosure schedules to the AOI Merger Agreement. The representations and warranties made by the Company and AOI are customary for transactions similar to the AOI Merger.

Survival and Indemnification

With the exception of certain representations and warranties of AOI, the of representations and warranties of AOI and the Sellers survive the Closing for 12 months. The representations and warranties of the Company do not survive the Closing.

The Primary Sellers, severally and not jointly, will provide indemnification for any breach of any representations and warranties or covenants of AOI or the Sellers, subject to certain limitations, including those as described below.

Indemnification claims by the Company are subject to a threshold equal to $950,000 in aggregate losses before any indemnification claim is paid, but after the threshold is reached, all indemnification claims shall be paid from the first dollar of losses. The maximum aggregate amount of indemnification payments which the Primary Sellers will be obligated to pay (other than with respect to certain fraud claims with respect to the transactions under the AOI Merger Agreement or breaches by AOI or the Sellers of certain fundamental representations) is capped at an amount equal to $38,000,000. Fraud claims with respect to the transactions under the AOI Merger Agreement or breaches by AOI or the Sellers of their fundamental representations are payable by the Primary Sellers up to a maximum aggregate amount equal to the Exchange Consideration.

Any indemnification claims against the indemnifying parties shall first be applied against the Escrow Shares and then against any other Escrow Property before the Primary Sellers shall be required to make any out-of-pocket payment for indemnification.

Shareholders of Pubco following the Closing are not third-party beneficiaries of the AOI Merger Agreement and are not entitled to bring any claim against any Seller pursuant to the AOI Merger Agreement.

Covenants of the Parties

Each party agreed in the AOI Merger Agreement to use its commercially reasonable efforts to effect the Closing. The AOI Merger Agreement also contains certain customary covenants by each of the parties during the period between the signing of the AOI Merger Agreement and the earlier of the Closing or the termination of the AOI Merger Agreement in accordance with its terms (the “Interim Period”), including covenants regarding: (1) the provision of access to their properties, books and personnel; (2) the operation of their respective businesses in the ordinary course of business; (3) the Company’s public filing obligations and AOI’s obligation to deliver interim financial statements; (4) no solicitation of, or entering into, any alternative competing transactions; (5) no insider trading; (6) notifications of certain breaches, consent requirements or other matters; (7) efforts to consummate the Closing and obtain third party and regulatory approvals; (8) further assurances; (9) public announcements; (10) confidentiality; (11) indemnification of directors and officers after the Closing and tail insurance; (12) use of trust proceeds after the Closing; (13) efforts to conduct a private placement, backstop or redemption waiver arrangements, if sought; and (14) approval of an equity incentive plan of Pubco in a form mutually acceptable to Pubco, the Company and AOI.

The parties also agreed to take all necessary actions to cause Pubco’s board of directors immediately after the Closing to consist of a board of five directors, a majority of which will be independent. One director (who shall qualify as an independent director) will be designated by the Company prior to the Closing, three directors (at least one being an independent director) will be designated by AOI prior to the Closing and one independent director will be mutually agreed upon by the Company and AOI prior to the Closing.

Conditions to Closing

The obligations of the parties to consummate the Transactions are subject to various conditions, including the following mutual conditions of the parties unless waived: (i) the approval of the AOI Merger Agreement and the transactions contemplated thereby, the adoption of Pubco’s amended and restated the memorandum and articles of association, the adoption and approval of a new equity incentive plan for Pubco, the appointment of the members of the Pubco’s board of directors after the Closing and other related matters by the requisite vote of the Company’s shareholders; (ii) receipt by AOI of all consents required to be obtained from any regulatory authority or third person in order to consummate the Transactions (the “Required Consents”); (iii) expiration of any waiting period under applicable antitrust laws; (iv) no law or order preventing or prohibiting the Transactions; (v) no pending litigation to enjoin or restrict the consummation of the Closing; (vi) the Company having at least $5,000,001 in net tangible assets as of the Closing, after giving effect to the completion of the Redemption and any private placement financing; (vii) the effectiveness of the Registration Statement; (viii) amendment by the shareholders of Pubco of Pubco’s amended and restated memorandum and articles of association in form attached to the AOI Merger Agreement; (ix) receipt by AOI and Edoc of evidence reasonably satisfactory to each such party that Pubco qualifies as a foreign private issuer; and (ix) the Pubco ordinary shares and Pubco warrants will have been approved for listing on Nasdaq.

In addition, unless waived by AOI, the obligations of AOI, Pubco, AOI Merger Sub and the Sellers to consummate the Transactions are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations and warranties of the Company being true and correct as of the date of the AOI Merger Agreement and as of the Closing (subject to Material Adverse Effect); (ii) the Company and the Purchaser Representative having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Business Combination Agreement required to be performed or complied with by it on or prior the date of the Closing; (iii) absence of any Material Adverse Effect with respect to the Company since the date of the AOI Merger Agreement which is continuing and uncured; (iv) all ancillary documents are in full force and effect; (v) receipt by Sellers of the Seller Registration Rights Agreement by and among Pubco and the Sellers (the “Seller Registration Rights Agreement”), providing customary registration rights to the Sellers with respect to the portion of the Exchange Shares delivered to the Sellers at the Closing and any Escrow Shares that are released from escrow to the Sellers; (vi) receipt by AOI and Pubco of the First Amendment to Registration Rights Agreement (the “Founder Registration Rights Agreement Amendment”), pursuant to which the Company, Pubco, the initial shareholders of the Company (the “Founders”) and the other parties to the Company’s Registration Rights Agreement that was entered into by the Company at the time of its initial public offering (the “Founder Registration Rights Agreement”), shall have amended the Founder Registration Rights Agreement, to among other matters, include Pubco as a party and to make it apply to the Pubco securities to be received in connection with the Merger by the Company’s shareholders who are parties to the Founder Registration Rights Agreement; (vii) receipt by AOI of employment agreements, effective as of the Closing, in form and substance reasonably acceptable to Edoc and AOI between certain individuals and Pubco, duly executed by the parties thereto; and (viii) the Sponsor and other shareholders of the Company having performed in all material respects the respective obligations required under the Sponsor Support Agreement (the “Sponsor Support Agreement”) and the Insider Letter Amendment (the “Insider Letter Amendment”).

Unless waived by the Company, the obligations of the Company, to consummate the Transactions are subject to the satisfaction of the following Closing conditions, in addition to customary certificates and other closing deliveries: (i) the representations and warranties of AOI, Pubco, AOI Merger Sub and the Sellers being true and correct as of the date of the Business Combination Agreement and as of the Closing (subject to Material Adverse Effect); (ii) AOI, Pubco, AOI Merger Sub each Seller and the Seller Representative having performed in all material respects the respective obligations and complied in all material respects with their respective covenants and agreements under the Business Combination Agreement required to be performed or complied with on or prior the date of the Closing; (iii) absence of any Material Adverse Effect with respect to any Target Company or Pubco since the date of the Business Combination Agreement which is continuing and uncured; (iv) receipt by the Company of employment agreements, effective as of the Closing, in form and substance reasonably acceptable to the Company and AOI between certain individuals and Pubco, duly executed by the parties thereto; (v) the Non-Competition Agreements and Lock-Up Agreements are in full force and effect; (vi) receipt by Edoc of the Founder Registration Rights Agreement Amendment, duly executed by Pubco; (vii) receipt by the Company of share certificates and other documents evidencing the transfer of the Purchased Shares to Pubco; (viii) receipt by the Company of the evidence of the termination of any outstanding options, warrants or other convertible securities of AOI (if any); (ix) receipt by the Company of a duly executed opinion from AOI’s counsel, in form and substance reasonably satisfactory to the Company, addressed to the Company and dated as of the Closing Date; and (x) receipt by the Company of evidence of the termination of certain related party agreements.

Termination

The AOI Merger Agreement may be terminated at any time prior to the Closing by either the Company or AOI if the Closing has not occurred on or prior to August 12, 2023 (the “Outside Date”); provided that if the Company, at its election, receives shareholder approval for a charter amendment to extend the term it has to consummate a business combination (“Charter Extension”), for the shorter of three months and the period ending on the last day for the Company to consummate a business combination pursuant to the Charter Extension. A party is not entitled to terminate the AOI Merger Agreement if the failure of the Closing to occur by such date was caused by or the result of a breach of the Business Combination Agreement by such party (or with respect to AOI, the Sellers, Pubco or AOI Merger Sub).

The AOI Merger Agreement may also be terminated under certain other customary and limited circumstances prior the Closing, including, among other reasons: (i) by mutual written consent of the Company and AOI; (ii) by either the Company or AOI if a governmental authority of competent jurisdiction has issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Transactions, and such order or other action has become final and non-appealable; (iii) by AOI for the Company’s material uncured breach of the AOI Merger Agreement, if the breach would result in the failure of the related Closing condition; (iv) by the Company for the material uncured breach of the AOI Merger Agreement by AOI, Pubco, AOI Merger Sub or any Seller, if the breach would result in the failure of the related Closing condition; (v) by the Company if there has been a Material Adverse Effect with respect to the Target Companies taken as a whole since the date of the AOI Merger Agreement which is uncured and continuing; or (vi) by either the Company or AOI if the Company holds an extraordinary general meeting of its shareholders to approve the AOI Merger Agreement and the Transactions and such approval is not obtained.

If the AOI Merger Agreement is terminated, all obligations of the parties under the Business Combination Agreement (except for certain obligations related to public announcements, confidentiality, fees and expenses, trust account waiver, termination and general provisions) will terminate, and no party to the Business Combination Agreement will have any further liability to any other party thereto except for liability for certain fraud claims or for willful breach of the Business Combination Agreement prior to the termination.

In the event the AOI Merger Agreement is terminated by the Company as a result of a material breach by AOI, Pubco, AOI Merger Sub or any Seller, AOI will pay the Company a termination fee of $250,000, as liquidated damages.

Trust Account Waiver

AOI, Pubco, AOI Merger Sub, the Seller Representative and each of the Sellers have agreed that they and their affiliates will not have any right, title, interest or claim of any kind in or to any monies in the Company’s Trust Account held for its public shareholders, and have agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom directly or indirectly to the Company’s shareholders).

Each Seller, on behalf of itself and its affiliates that own shares of such Seller, provided a general release of AOI and its subsidiaries, effective as of the Closing, other than its rights under the AOI Merger Agreement and ancillary documents and certain other customary exceptions.

Governing Law

The AOI Merger Agreement is governed by New York law. Any state or federal court located in New York, New York will have exclusive jurisdiction.

Related Agreements

This section describes the material provisions of certain additional agreements entered into or to be entered into pursuant to or in connection with the AOI Merger Agreement but does not purport to describe all of the terms thereof. The following summary is qualified in its entirety by reference to the complete text of each of the additional agreements, copies of each of which are attached as exhibits to this Report. Shareholders and other interested parties are urged to read such additional agreements in their entirety.

Lock-Up Agreements

Simultaneously with the execution of the AOI Merger Agreement, certain Sellers entered into a Lock-Up Agreement with the Purchaser Representative and, upon execution of a joinder, Pubco, (each, a “Lock-Up Agreement”) with regard to the Exchange Shares to be received by such Seller. In such Lock-Up Agreement, each Seller agreed that such Seller will not, (A) with respect to 50% of such Seller’s Exchange Shares, during the period commencing from the Closing and ending on the earliest of (x) the six (6) month anniversary of the Closing Date, (y) commencing after the three (3) month anniversary of the Closing, the date on which the closing sale price of the Pubco ordinary shares equals or exceeds $12.50 per share for any twenty (20) trading days within any thirty (30) trading day period commencing after the Closing (or if earlier, the date on which Pubco consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of Pubco’s shareholders having the right to exchange their equity holdings in Pubco for cash, securities or other property) and (B) and with respect to the remaining 50% of such Seller’s Exchange Shares, during the period commencing from the Closing and ending on the earlier or the date that is six (6) months after the date of the Closing (or if earlier, the date on which Pubco consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of Pubco’s shareholders having the right to exchange their equity holdings in Pubco for cash, securities or other property), (i) lend, offer, pledge (except as provided below), hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any of such Seller’s Exchange Shares, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of any of such Seller’s Exchange Shares, or (iii) publicly announce any intention to effect any transaction specified in clause (i) or (ii). Each holder also agreed that the Escrow Shares will continue to be subject to such transfer restrictions until they are released from the Escrow Account. However, each Seller is allowed to transfer any of its Exchange Shares (other than the Escrow Shares while they are held in the Escrow Account ) by gift, will or intestate succession or to any immediate family member (or related trust), trustor or trust beneficiary, as a distribution to equity holders upon liquidation or to an affiliate or pursuant to a court order or settlement agreement in divorce; provided in each such case that the transferee thereof agrees to be bound by the restrictions set forth in the Lock-Up Agreement.

Non-Competition Agreements

Simultaneously with the execution of the AOI Merger Agreement, certain executives of AOI (each, a “Restricted Person”) entered into a Non-Competition and Non-Solicitation Agreement (each, a “Non-Competition Agreement”) in favor of Pubco, Edoc and AOI and their respective present and future affiliates, successors and direct and indirect subsidiaries (collectively, the “Covered Parties”). Under each Non-Competition Agreement, for a period of three (3) years after the Closing (such period, the “Restricted Period”), each Restricted Person agreed that he will not and will not permit his affiliates to, without Pubco’s prior written consent, directly or indirectly engage in the business of processing, manufacturing and selling non-GMO oilseeds and organic and non-organic food-grade oils (the “Business”) (other than through a Covered Party) or own, manage, finance or control, or become engaged or serve as an officer, director, member, partner, employee, agent, consultant, advisor or representative of, a business or entity (other than a Covered Party) that engages in the Business anywhere in the Australia, United States, India, Malaysia, Singapore, China, Japan, New Zealand. However, such Restricted Person and his affiliates will be permitted under its Non-Competition Agreement to own passive investments of less than 2% of the total issued and outstanding equity interests of a competitor that is publicly traded, so long as such Restricted Person and his affiliates and immediate family members are not directly or indirectly involved in the management or control of such competitor. Under each Non-Competition Agreement, the Restricted Person thereto and his affiliates will also be subject to certain non-solicitation and non-interference obligations during the Restricted Period with respect to the Covered Parties’ respective (i) employees, consultants and independent contractors, (ii) customers or clients, and (iii) vendors, suppliers, distributors, agents or other service providers. Each such Restricted Person will also be subject to non-disparagement provisions regarding the Covered Parties and confidentiality obligations with respect to the confidential information of the Covered Parties.

Sponsor Support Agreement

Simultaneously with the execution of the AOI Merger Agreement, the Company, the Sponsor, Pubco, upon execution of a joinder agreement to become party thereto, and certain other shareholders of Edoc entered into the Sponsor Support Agreement. Pursuant to the terms of the Sponsor Support Agreement, the Sponsor and certain other shareholders of Edoc agreed to vote their Edoc founder shares in favor of the adoption and approval of the Business Combination Agreement and the Transactions.

Insider Letter Agreement

Simultaneously with the execution of the AOI Merger Agreement, the Company, the Sponsor, Pubco, upon execution of a joinder, and certain insiders of Edoc, agreed to amend the Letter Agreement, dated as of November 9, 2020 by and among Edoc, the Sponsor and certain insiders of Edoc, pursuant to which Pubco will assume, and Edoc assign, certain rights and obligations of Edoc thereunder with respect to the Pubco securities to be issued at the Closing in exchange for the ordinary shares, warrants and rights of Edoc.

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

In consideration of the Backstop Investors’ agreements with regard to Public Shares pursuant to the backstop arrangements, the Sponsor (or its designees) agreed to transfer an aggregate of 338,907 shares of Edoc Class B ordinary shares (the “Backstop Transferred Founder Shares”) to the Backstop Investors. Additionally, if the Business Combination was not consummated by May 12, 2022, then for each monthly period from May 12, 2022 until August 12, 2022 that the Business Combination had not closed, Edoc shall issue to the Backstop Investors, at Edoc’s discretion, either (i) a cash amount of $0.05 per share not redeemed by the Backstop Investors, for an aggregate of up to $0.15 per share, or (ii) or 0.034 Backstop Transferred Founder Shares per share not redeemed by the Backstop Investors in connection with the extraordinary general meeting of Edoc shareholders in connection with the February 2022 Extension, to be transferred by the Sponsor (or its designees), for an aggregate of up to 0.1027 Backstop Transferred Founder Shares per share. Such payment(s) were to be made within five (5) business days following each of May 12, 2022, June 12, 2022, and July 12, 2022, to the extent that the Business Combination had not closed by such dates. On July 22, 2022, 225,940 more Backstop Transferred Founder Shares were transferred by the Sponsor to the Backstop investors. The Company recognized $5,739,976 and $0 of finance costs, at the per share price of $10.24, respectively, for the year ended December 31, 2022 and 2021 for the transfer of shares associated with the agreement in the statements of operations of the condensed financial statements.

The Backstop Agreements expired on August 12, 2022, in accordance with their terms. Any founder shares transferred pursuant to the Backstop Investors’ agreements remain subject to the same rights and obligations as the remaining founder shares held by the Sponsor, including certain registration rights and the obligations to (a) vote any founder shares held by them in favor of the Business Combination, and (b) subject any founder shares held by them to the same lock-up restrictions as the founder shares held by the Sponsor.

Extensions

On November 9, 2021, the Sponsor requested that the Company extend the date by which the Company has to consummate a business combination from November 12, 2021, to February 12, 2022. The extension was the first of up to two three-month extensions permitted under the Company’s prior governing documents. In connection with such extension, the Sponsor caused an aggregate of $900,000 to be deposited into the Company’s trust account on November 10, 2021.

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

On August 12, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from August 12, 2022 to February 12, 2023. In connection with such extension, the Sponsor caused an aggregate of $202,460 to be deposited into the Company’s trust account and intends to pay an additional $303,944 (plus any applicable interest) into the trust account during the week of January 23, 2023. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 646,617 Class A ordinary shares. As a result, an aggregate of $6,660,150 (or approximately ($10.30 per share) was released from the Trust Account to pay such shareholders and 4,830,625 Ordinary Shares were issued and outstanding on August 13, 2022.

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

We believe the health care sector has experienced a significant amount of change over the last several years. The COVID-19 pandemic continues to evolve and the ultimate impact on the healthcare sector remains uncertain and difficult to predict. Health system capacity may be subject to possible increased volatility due to the pandemic from time to time. However, we believe that these challenges may also lead to meaningful acquisition opportunities, such as the AOI Merger. In addition, we see long-term catalyst in accelerating the broader adoption of telemedicine.

We have employed a pro-active acquisition strategy focused on identifying potential business combination targets in the healthcare sector, as seen with the AOI Merger. Possible targets have included hospitals or hospital networks, specialty clinics chain, chronic disease health care service providers, telemedicine/digital health providers and/or associated technology/platform enablers, or artificial intelligence/big data enabled diagnostic providers. We believe strongly in our management team’s ability to add value from both an operating and a financing perspective which has been a key driver of past performance and we believe will continue to be central to its differentiated acquisition strategy.

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

Our Sponsor entered into an agreement in accordance with the guidelines of Rule 10b5-1 under the Exchange Act, to place limit orders, through ED&F Man Capital Markets Inc., an independent broker-dealer registered under Section 15 of the Exchange Act which is not affiliated with us nor part of the underwriting or selling group, to purchase an aggregate of up to 3,750,000 of our rights in the open market at market prices, and not to exceed $0.20 per right during the period commencing on the later of (i) December 10, 2020, the date separate trading of the rights commenced or (ii) sixty calendar days after the end of the “restricted period” under Regulation M, continuing until the date that was the earlier of (a) November 9, 2021 and (b) the date that we announced that we had entered into a definitive agreement in connection with our initial business combination, or earlier in certain circumstances as described in the limit order agreement. The limit orders required such members of our sponsor to purchase any rights offered for sale (and not purchased by another investor) at or below a price of $0.20, until the earlier of (x) the expiration of the buyback period or (y) the date such purchases reach 3,750,000 rights in total. Our sponsor would not have any discretion or influence with respect to such purchases and will not be able to sell or transfer any rights purchased in the open market pursuant to such agreements until following the consummation of a business combination. It was intended that the broker’s purchase obligation would be subject to applicable law, including Regulation M under the Exchange Act, which may prohibit or limit purchases pursuant to the limit order agreement in certain circumstances. I-Bankers also agreed to purchase up to 1,250,000 of our rights in the open market at market prices not to exceed $0.20 per right, on substantially similar terms as our sponsor. The obligations to make any such purchases expired on November 9, 2021, without any limit orders having been placed by our sponsor or I-Bankers.

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

According to Global Telemedicine Market Report 2022 – 2027, by 2027, the global telemedicine services is expected to reach $210 billion. The Global MD 2022 State of Telemedicine Report says that the percentage of patients who participated in a telemedicine visit increased from 42% in 2020 to 67% in 2021. to the Global MD 2022 State of Telemedicine Report, The percentage of patients who participated in a telemedicine visit increased from 42% in 2020 to 67% in 2021.to the Global MD 2022 State of Telemedicine Report, The percentage of patients who participated in a telemedicine visit increased from 42% in 2020 to 67% in 2021. to the Global MD 2022 State of Telemedicine Report, The percentage of patients who participated in a telemedicine visit increased from 42% in 2020 to 67% in 2021.

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

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses, such as AOI. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock, shares or other equity interests in the target business for our shares or for a combination of shares of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. See “The AOI Merger” above for more information regarding such exchange in the AOI Merger. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, such as the AOI Merger, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

Financial Position

With funds available for an initial business combination initially in the amount of $21,319,155 (as of December 31, 2022), we offer a target business, such as AOI, a variety of options to facilitate a business combination and fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds from our initial public offering, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Accordingly, our flexibility in structuring a business combination may be subject to these constraints.

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

Sources of Target Businesses

We receive proprietary transaction opportunities as a result of the business relationships, direct outreach, and deal sourcing activities from the network built up by our management team and by the members of our Board. Target business candidates, such as AOI, have been brought to our attention from various unaffiliated sources, including investment banking firms, consultants, accounting firms, private equity groups, large business enterprises, and other market participants. These sources introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus of our initial public offering and know what types of businesses we are targeting. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate. In no event will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Notwithstanding the foregoing, Mr. Kevin Chen has agreed that if he becomes aware of a business combination opportunity that might be suitable to the Company’s business or investment strategy through his directorship in another blank check company, he will recuse himself from all discussions, deliberations, or decisions of the other blank check company with respect to such opportunity.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the AOI management team, when evaluating the desirability of effecting our business combination with that business and plan to continue to do so if the AOI Merger is not consummated and we seek other business combination opportunities, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team or of our board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, including the AOI Merger, it is presently unknown if any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. The determination as to whether any members of our board of directors will remain with the combined company will be made at the time of our initial business combination.

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

In order to consummate such an initial business combination, like the AOI Merger, we may issue a significant amount of debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities (although our amended and restated memorandum and articles of association provides that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial business combination activity). If we issue securities in order to consummate such an initial business combination, our shareholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our shareholders own a certain percentage of our company (or, depending on the structure of the initial business combination, an ultimate parent company that may be formed) after our business combination.

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

The fair market value of a target business or businesses or assets will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value and, where appropriate, upon the advice of appraisers or other professional consultants. If our board of directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm or an independent accounting firm with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our shareholders. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of AOI was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement (as is the case with the AOI Merger), or we may decide to seek shareholder approval for business or other reasons.

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

See “The AOI Merger” above for more information regarding the requisite approvals needed for the AOI Merger.

Ability to Extend Time to Complete Business Combination

On November 9, 2021, the Sponsor requested that the Company extend the date by which the Company has to consummate a business combination from November 12, 2021, to February 12, 2022. The extension was the first of up to two three-month extensions permitted under the Company’s prior governing documents. In connection with such extension, the sponsor caused an aggregate of $900,000 to be deposited into the Company’s trust account on November 10, 2021.

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

On August 12, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from August 12, 2022 to February 12, 2023. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 646,617 Class A ordinary shares. As a result, an aggregate of $6,660,150 (or approximately ($10.30 per share) was released from the Trust Account to pay such shareholders and 4,830,625 Ordinary Shares were issued and outstanding on August 13, 2022. In connection with such extension, the sponsor caused an aggregate of $202,460 to be deposited into the Company’s trust account and intends to pay an additional $303,944 (plus any applicable interest) into the trust account during the week of January 23, 2023.

Redemption Rights for Public Shareholders upon Consummation of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination, such as the AOI Merger, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2022, the amount in the trust account was approximately $10.52 per share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by certain advisory fees we will pay to I-Bankers. Our initial shareholders have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our initial shareholders or any of our officers, directors or affiliates acquires public shares in or after our initial public offering, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

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

See “The AOI Merger” above for more information regarding the requisite approvals and the redemption rights related to the AOI Merger.

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

If our initial proposed business combination is not consummated, we may continue to try to consummate our initial business combination with a different target until February 12, 2023.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association currently provide that we will have only until February 12, 2023, to consummate an initial business combination. If we have not consummated an initial business combination by February 12, 2023 or are unable to obtain shareholder approval to further extend this deadline, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by February 12, 2023. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our initial shareholders and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by February 12, 2023 (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our initial shareholders, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 12, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our initial shareholders, any executive officer, director or director nominee, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $13,726 held outside the trust account as of December 31, 2022, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.52. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.17, plus interest (net of taxes payable, and less up to $100,000 of interest to pay liquidation expenses). While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to the amounts held outside the trust account ($13,726 as of December 31, 2022) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.52 per public share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by February 12, 2023, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by February 12, 2023 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by February 12, 2023, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, such as AOI, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that, so long as our securities are listed on Nasdaq, we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less certain advisory fees to I-Bankers and taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights, and our outstanding rights and warrants and the potential future dilution they represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

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

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements must be prepared in accordance with, or be reconciled to, GAAP, or IFRS and the historical financial statements must be audited in accordance with the standards of PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within the applicable time frame.

We are required to have our internal control procedures evaluated for the fiscal year ended December 31, 2022, as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after this offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	Nasdaq may delist our securities from trading on its exchange prior to an initial business combination, which could limit investors’ ability to make transactions in our securities and subject it to additional trading restrictions;

●	The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share;

●	If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on January 5, 2023, we instructed the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash items until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would likely reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company;

●	We may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●	Military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

●	We have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

●	There is substantial doubt about our ability to continue as a “going concern”; and

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.37 per share, or less than such amount in certain circumstances, on the liquidation of our trust account, and our rights and warrants will expire worthless.

For the complete list of risks relating to our operations, see the sections titled “Risk Factors” contained in our (i) Registration Statement, (ii) our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on May 25, 2021, (iii) our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the SEC on January 14, 2022. (iv) our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 4, 2022, (v) Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 1, 2022 and (vi) Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, as filed with the SEC on November 4, 2022.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated on August 20, 2020 as a Cayman Islands corporation and formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We consummated our Public Offering (as defined below) on November 12, 2020 and are currently in the process of locating suitable targets for our business combination. We intend to use the cash proceeds from our Public Offering and the sale of our private placement units described below as well as additional issuances, if any, of our capital shares, debt or a combination of cash, shares and debt to complete the Business Combination.

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

On August 12, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company has to complete a Business Combination from August 12, 2022 to February 12, 2023. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 646,617 Ordinary Shares. As a result, an aggregate of $6,660,150 (or approximately $10.30 per share) was released from the Trust Account to pay such shareholders. In connection with the extension, the Sponsor deposited into the Trust Account approximately $0.10 for each of the 2,026,625 shares issued in the Public Offering, for a total of $202,460, and intends to deposit approximately $0.15 for each such share for a total of $303,944 (plus any applicable interest) during the week of January 23, 2023. On August 25, 2022, the Company issued a non-interest-bearing promissory note (the “August 2022 Note”) in the aggregate principal amount of up to $202,460 to the Sponsor. The principal amount of the August 2022 Note may be drawn down in three equal amounts and the balance of the August 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company.

On October 6, 2022, the Company issued a non-interest-bearing promissory note (the “October 2022 Note”) in the principal amount of up to $500,000 to the Sponsor. The principal balance of the October 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of December 31, 2022, $500,000 was outstanding under the October 2022 Note.

On November 16, 2022, the Company issued a non-interest-bearing promissory note (the “November 2022 Note”) in the principal amount of up to $303,994 (the “Extension Funds”) to our Sponsor, pursuant to which the Extension Funds will be deposited into the trust account for each Public Share that was not redeemed in connection with the Company’s termination date from August 12, 2022 to February 12, 2023. The principal amount of the November 2022 Note may be drawn down in three equal amounts and the balance of the November 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. In connection with the third extension of the Company and the November 2022 Note, the Company intends to deposit $303,944 (plus any applicable interest) into the trust account during the week of January 23, 2023. As of December 31, 2022, there was no balance outstanding under the November 2022 Note.

As of December 31, 2022, we had marketable securities held in the Trust account for the benefit of the Company’s public shareholders of $21,319,155 (including $303,257 of interest earned since the IPO, net of $46,066 of interest paid for share redemptions, and $1,102,460 from the Trust extension payments). The trust fund account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public shareholders.

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

For the year ended December 31, 2022, we had a net loss of $7,686,390 consisting of formation and operating costs of $2,544,984 affected by interest expense of $36,102 and transaction cost of shares transferred to backstop investors of $5,739,976 and offset by interest earned on marketable securities held in Trust of $314,155 and change in fair value in warrant liabilities of $180,581 and change in fair value of convertible promissory note of $139,936.

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

On December 5, 2022, the Company entered into the AOI Merger Agreement with AOI, Pubco, AOI Merger Sub, Purchaser Representative, Seller Representative and Sellers, pursuant to which, subject to the terms and conditions set forth therein and upon Closing, (a) the Company will merge with and into AOI Merger Sub, with the Company continuing as the surviving entity, and with holders of the Company’s securities receiving substantially identical securities of Pubco, and (b) immediately prior to the Merger, Pubco will acquire all of the issued and outstanding ordinary shares of AOI from the Sellers in exchange for ordinary shares of Pubco, with AOI becoming a wholly-owned subsidiary of Pubco. For more information on the AOI Merger and the AOI Merger Agreement, see “Item 1. Business”.

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

In consideration of the Backstop Investors’ agreements with regard to Public Shares pursuant to the Forward Share Purchase Agreements, the Sponsor (or its designees) agreed to transfer an aggregate of 338,907 shares of Edoc Class B ordinary shares (the “Backstop Transferred Founder Shares”) to the Backstop Investors. Additionally, if the Business Combination has not consummated by May 12, 2022, then for each monthly period from May 12, 2022 until August 12, 2022 that the Business Combination has not closed, Edoc shall cause to be paid to the Backstop Investors, at Edoc’s discretion, either (i) a cash amount of $0.05 per share not redeemed by the Backstop Investors, for an aggregate of up to $0.15 per share, or (ii) or 0.034 Backstop Transferred Founder Shares per share not redeemed by the Backstop Investors in connection with the extraordinary general meeting of Edoc shareholders in connection with the February 2022 Extension, to be transferred by the Sponsor (or its designees), for an aggregate of up to 0.1027 Backstop Transferred Founder Shares per share. As of July 22, 2022, an aggregate of 225,940 additional Backstop Transferred Founder Shares were transferred by the Sponsor to the Backstop investors The Company recognized $5,739,976 and $0 of finance costs for the year ended December 31, 2022 and 2021, for the transfer of shares associated with the agreement in the statements of operations of the condensed financial statements.

The Backstop Agreements expired on August 12, 2022, in accordance with their terms.

On December 5, 2022, EDOC Acquisition Corp., a Cayman Islands exempted corporation (together with its successors, “Edoc”), entered into a Business Combination Agreement (the “Business Combination Agreement”) with Australian Oilseeds Investments Pty Ltd., an Australian proprietary company (the “AOI”), Australian Oilseeds Holdings Limited, upon execution of a joinder agreement to become party to the Business Combination Agreement (a “Joinder”), a to-be-formed Cayman Islands exempted company (“Pubco”), AOI Merger Sub, upon execution of a Joinder, a to-be-formed Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“Merger Sub”), American Physicians LLC, a Delaware limited liability company (“Purchaser Representative”), in the capacity as the Purchaser Representative thereunder, Gary Seaton, in his capacity as the representative for the Sellers (as defined below) in accordance with the terms and conditions of the Business Combination Agreement (the “Seller Representative”) and each of the holders of AOI’s outstanding capital shares named on Annex I thereto (the “Primary Sellers”), as amended from time to time to include subsequent parties that execute and deliver to Edoc, Pubco and AOI a Joinder (the “Joining Sellers”), and the holders of AOI’s outstanding capital shares who are bound by the provisions of the Business Combination Agreement pursuant the drag-along rights set forth in AOI’s memorandum and articles of association (the “Drag-Along Sellers”, and collectively with the Joining Sellers, the “Sellers”).

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), (a) Edoc will merge with and into Merger Sub, with Edoc continuing as the surviving entity (the “Merger”), and with holders of Edoc securities receiving substantially identical securities of Pubco, and (b) immediately prior to the Merger, Pubco will acquire all of the issued and outstanding ordinary shares of AOI (the “Purchased Shares”) from the Sellers in exchange for ordinary shares of Pubco, with AOI becoming a wholly-owned subsidiary of Pubco (the “Share Exchange”, and together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “Transactions”).

The total consideration to be paid by Pubco to the Sellers for the Purchased Shares shall be an aggregate number of Pubco ordinary shares (the “Exchange Shares”) with an aggregate value (the “Exchange Consideration”) equal to, without duplication, (i) $190,000,000, plus (or minus if negative) (ii) AOI’s net working capital less a target net working capital of $4,000,000, minus (iii) the aggregate amount of any outstanding indebtedness, net of cash and cash equivalents, of AOI and its subsidiaries, and minus (iv) the amount of any unpaid transaction expenses of AOI, with each Pubco ordinary share to be issued to the Sellers valued at $10.00.

Liquidity and Capital Resources

As of December 31, 2022, the Company had cash outside the Trust Account of $13,726 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of December 31, 2022 and December 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

For the year ended December 31, 2022, cash used in operating activities was $1,459,672. Net loss of $7,686,390 was affected by accrued interest on promissory note of $36,102, transaction cost of shares transferred to backstop investors of $5,739,976, change in fair value in warrant liabilities of $180,581, change in fair value in convertible promissory note of $139,936 and interest earned on marketable securities held in Trust Account of $314,155. Changes in operating assets and liabilities provided $1,085,312 of cash for operating activities.

For the year ended December 31, 2021, cash used in operating activities was $777,332. Net loss of $899,880 was affected by accrued interest on promissory note of $5,027, change in fair value of convertible promissory note of $70,297, interest earned on marketable securities held in Trust of $20,868 and change in fair value in warrant liabilities of $952,674. Changes in operating assets and liabilities provided $1,020,766 of cash for operating activities.

Through December 31, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, the remaining net proceeds from the IPO and the sale of private units, and the promissory notes drawn from the Sponsor.

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

On November 10, 2021, the Company issued an interest-bearing convertible promissory note (the “November 2021 Note”) to the Sponsor in the amount of $900,000, which is payable by the Company upon the earlier of the consummation of the Business Combination or the liquidation of the Company on or before February 12, 2022 (unless such date is extended by the Company’s board of directors). The November 2021 Note may be repaid in cash or convertible into units consisting of one ordinary share, one right exchangeable into one-tenth of one ordinary share, and one warrant exercisable for one-half of one ordinary share at $11.50 per share equal to (x) the portion of the principal amount of and accrued interest under the note being converted divided by (y) $10.00 rounded up to the nearest whole number of units. As of December 31, 2022, $900,000 was outstanding on the November 2021 Note and the fair value of the note, including accrued interest, was $842,069.

On February 13, 2022, the Company issued a non-interest-bearing convertible promissory note (the “February 2022 Note”) in the principal amount of up to $750,000 to the Sponsor and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. Up to $600,000 of the unpaid principal amount of the February 2022 Note may be converted into units of the Company, each unit consisting of one ordinary share, one right exchangeable into one-tenth of one ordinary share, and one warrant exercisable for one-half of one ordinary share. As of December 31, 2022, $750,000 was outstanding on the February 2022 Note and the fair value of the note was $670,343.

On August 25, 2022, the Company issued a non-interest-bearing promissory note (the “August 2022 Note”) in the aggregate principal amount of up to $202,460 to the Sponsor. The principal amount of the August 2022 Note may be drawn down in three equal amounts and the balance of the August 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of December 31, 2022, $202,460 was outstanding under the August 2022 Note.

On October 6, 2022, the Company issued a non-interest-bearing promissory note (the “October 2022 Note”) in the principal amount of up to $500,000 to the Sponsor. The principal balance of the October 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of December 31, 2022, $500,000 was outstanding under the October 2022 Note.

On November 16, 2022, the Company issued a non-interest-bearing promissory note (the “November 2022 Note”) in the principal amount of up to $303,994 (the “Extension Funds”) to our Sponsor, pursuant to which the Extension Funds will be deposited into the trust account for each Public Share that was not redeemed in connection with the Company’s termination date from August 12, 2022 to February 12, 2023. The principal amount of the November 2022 Note may be drawn down in three equal amounts and the balance of the November 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. In connection with the November 2022 Note, the Company intends to deposit $303,944 (plus any applicable interest) into the trust account during the week of January 23, 2023. As of December 31, 2022, there was no balance outstanding under the November 2022 Note.

Off-Balance Sheet Financing Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2022, we did not have any long-term debt, capital or operating lease obligations.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. On February 9, 2022, we held an extraordinary general meeting pursuant to which our shareholders approved extending the date by which we had to complete a Business Combination from February 12, 2022 to August 12, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,326,758 Ordinary Shares. As a result, an aggregate of $64,996,858 (or approximately ($10.27 per share) was released from the Trust Account to pay such shareholders. On August 12, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company has to complete a Business Combination from August 12, 2022 to February 12, 2023. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 646,617 Ordinary Shares. As a result, an aggregate of $6,660,150 (or approximately $10.30 per share) was released from the Trust Account to pay such shareholders. Accordingly, as of December 31, 2022 and December 31, 2021, 2,026,625 and 9,000,000 shares of Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2022, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business, such as AOI, with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on August 20, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-25 comprising a portion of this Report, which are included herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments as well as the Company’s controls over reconciliations for accrued expenses and prepaid expenses during the financial statement close and disclosure review process.

In reporting certain of its complex financial instruments, the Company had initially reported warrants as a component of equity and upon reassessment of its accounting for warrants management determined that the private and representative warrants should be classified at fair value upon issuance, with subsequent changes in fair value reported in the Statement of Operations each reporting period. Additionally, the Company’s Class A ordinary shares have certain redemption provisions not solely within the control of the Company and thus require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of Class A ordinary shares in permanent equity.

Management also identified material weaknesses related to the calculation of amortization expense and correctly identifying and recording operating accruals and expenses related to the business combination. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting process. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification and consideration of third-party professionals with whom to consult regarding complex accounting applications and implementing additional layers of reviews in the financial close process. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, due to the material weakness in our internal control over financial reporting related to complex financial instruments as well as the Company’s controls over reconciliations for accrued expenses and prepaid expenses during the financial statement close and disclosure review process.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the financial close process.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended December 31, 2022:

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

Item 9B. Other Information.

In connection with the third extension of the Company’s termination date, the Company intends to deposit $303,944 (plus any applicable interest) into the trust account during the week of January 23, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Kevin Chen	44	Chairman of the Board of Directors and Chief Executive Officer
Bob Ai	58	Chief Financial Officer and Director
Yan Michael Li	50	Director
Gang Li	50	Director
Jintao Zheng	46	Director

The experience of our directors and executive officers is as follows:

Kevin Chen has been our Chairman of the board of directors and Chief Executive Officer since September 2020. Mr. Chen has been serving as Chief Investment Officer and Chief Economist of Horizon Financial, a New York based investment management company that offers cross-border investment solutions to global financial institutions and individuals, since May 2018, where he is responsible for advising clients in investing healthcare facilities in the United States. Since November 2021, Mr. Chen has been a board member of InFinT Acquisition Corporation (NYSE: IFIN.U), a special purpose acquisition company that completed its initial public offering in November 23, 2021. Mr. Chen has also been serving as a board member of Horizon Global Access Fund (Cayman), a segregate portfolio of Flagship Healthcare Properties Fund, a leading U.S. Healthcare REIT, since February 2019. Previously Kevin served as a senior portfolio manager of Credit Agricole/Amundi Asset Management until October 2015, a director of Asset Allocation of Morgan Stanley from August 2004 to August 2008, and a manager of China Development Bank from September 1998 to August 2000. Kevin is Co-Founder and Vice-Chairman of the Absolute Return Investment Management Association of China. Kevin has also been a guest speaker at Harvard University, Fordham University, Pace University, and IESE Business School. He is a former member of the Adjunct Advisory Committee and former Interim Head of the Private Sector Concentration program of Master of Science in Global Affairs, New York University, and has been an adjunct professor there since 2012. He is a Member of the Economic Club of New York, Fellow of the Foreign Policy Association, Member of the Bretton Woods Committee, Editorial Advisory Board Member of the Global Commodity Applied Research Digest (GCARD) at JP Morgan Center for Commodities (JPMCC) at the University of Colorado Denver Business School. Kevin obtained his PhD in Finance from the Financial Asset Management Engineering Center at University of Lausanne, Switzerland in 2005, Master’s degree in Finance, Center for Economic Research, Tilburg University in the Netherland in 2001, and B.A. degree in Economics from the Renmin University of China in China in 1998. We believe Mr. Chen is well qualified to serve as a director due to his experience in financing and investing acquired over the course of his career spent working in financial institutions.

Bob Ai has served as a Director since November 2020 and as our Chief Financial Oficcer since October 2022. Mr. Ai has served as a managing partner of Goby Global LLC, which provides financial communications, cross-border licensing, and other strategic advisory services since January 2022. From September 2016 to December 2021, Mr. Ai served as managing director of Solebury Trout, a strategic communications firm. Prior to this, Mr. Ai served as a Managing Director and a Senior Biotech Analyst of WallachBeth Capital, a boutique broker-dealer. From February 2011 to June 2012, he served as Chief Financial Officer of Aoxing Pharmaceutical, an NYSE-listed Chinese specialty pharmaceutical company at the time. He also served as a Principal of Merlin Nexus, a crossover life science private equity firm, from March 2007 to January 2011, and served as a Senior Equity Analyst of Bennett Lawrence and Merlin Biomed Group, both asset management firms. He has published eight articles in peer-reviewed scientific journals and also won the prestigious Ray Wu scholarship for outstanding Chinese student to study abroad. Bob holds Series 7, 63, 79, 86, and 87 securities licenses, which are currently inactive. Mr. Ai received his Ph.D. and MBA degrees from Penn State University in 1992 and 2001, respectively, and did postdoctoral training at the University of Pennsylvania. We believe Mr. Ai is well qualified to serve as a director due to his experience in management and investing acquired over the course of his career spent working in asset management firms.

Yan Michael Li has served as a Director since October 2022. Mr. Li is a neurosurgeon and director of Minimally Invasive Brain and Spine Institute (MIBSI), where he has been since July 2020. Since July 2014, Mr. Li has served as Clinical Assistant Professor at UT MD Anderson Cancer Center and has served as Clinical Assistant Professor at SUNY Upstate Medical University since March 2021. Dr. Li specializes in treating complex spine disorders and brain and spine tumors. Since August 2021, he has served as Chief Executive Officer and board director of ExoNanoRNA, LLC, a platform biotechnology company developing a new class of RNA nanotechnology-based therapeutics for cancer, and vaccine. Since December 2016, he has served as the Founder and President of AIH LLC, a smart wearable devices-based Spine and Neuro AI Healthcare and Management Company. Mr. Li received his medical degree from Peking Union Medical College and underwent resident and fellowship training at the State University of New York Upstate Medical University and the Dana-Farber Cancer Institute and Boston Children Hospital at Harvard Medical School. Dr. Li completed neurosurgical oncology fellowship training at The University of Texas MD Anderson Cancer Center in Houston focusing on complex spine tumor surgery. We believe Mr. Li is well qualified to serve as a director due to his experience his extensive operating, investing and board experience in the health care and health care provider space.

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

Jintao Zheng has served as a Director since October 2022. Mr. Zheng is the Founder and President of Delta International Inc., where he has been since July 2002. Mr. Zheng serves as the President, where he is responsible for business development. Since 2016, Mr. Zheng has served as the Founder and President of Brilliant Investment LLC, an investment firm. Since 2004, he has served as the Founder and President of Trinity Distribution Inc., where he was responsible for overseeing budgets, staff, and executives and evaluating the success of the company. From January 2003 to January 2010, Mr. Zheng served as the Chief Executive Officer of Shandong Santao Foods Co., Ltd. Mr. Zheng has over 20 years of experience as a business executive in the International Business Logistic and Supply Chain Management industry. Mr. Zheng graduated from University of Houston with a B.S. in Business Administration and a M.S. in Accountancy. We believe Mr. Zheng is well qualified to serve as a director due to his financial and accounting expertise as well as his experience in operating and investing in businesses.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Dr. Yan Michael Li, will expire at the first annual general meeting. The term of office of the second class of directors, consisting of Messrs. Ai and Li, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Mr. Chen, will expire at the third annual general meeting.

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

Audit Committee

We have established an audit committee of the board of directors. Messrs. Li, Zheng and Li serve as members of our audit committee. Mr. Zheng serves as chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Each of Messrs. Li, Zheng and Li are independent.

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

Compensation Committee

We have established a compensation committee of the board of directors. The members of our compensation committee are Messrs. Gang Li and Yan Michael Li. Gang Li serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2022, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

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

After the completion of our initial business combination, such as the AOI Merger, members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommenced, to the board of directors for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of January 23, 2023, based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 4,830,625 ordinary shares, consisting of (i) 2,580,625 Class A ordinary shares and (ii) 2,250,000 Class B ordinary shares, issued and outstanding as of December 31, 2022. On all matters to be voted upon, except for the election or removal of directors of the board prior to the initial business combination, holders of the Class A ordinary shares and Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants or rights as these warrants and rights are not exercisable or convertible within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
American Physicians LLC(2)	414,000	16.0%	1,685,153	74.9%	43.4%
Kevin Chen(3)	-	-	-	-	-
Bob Ai(3)	-	-	-	-	-
Yan Michael Li(3)	-	-	-	-	-
Gang Li(3)	-	-	-	-	-
Jintao Zheng(3)	-	-	-	-	-
All directors and officers as a group (Five individuals)(3)	414,000	12.83%	1,685,153	84.9%	43.4%
Harradan Circle Investors, LP(9)	297,600	11.5%	-	-	-

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Edoc Acquisition Corp., 7612 Main Street Fishers, Suite 200, Victor, NY 14564.

(2)	Xiaoping Becky Zhang is the sole managing member of our sponsor. As a result, Ms. Zhang may be deemed to have voting and investment discretion with respect to the ordinary shares held by our sponsor.

(3)	Each of these officers and directors holds an interest in our sponsor and disclaims any beneficial interest other than to the extent of his or her pecuniary interest.

(4)	According to Schedule 13G filed with the SEC on August 31, 2022, shares are directly beneficially owned by Harraden Fund. Harraden GP is the general partner to Harraden Fund, and Harraden LLC is the general partner of Harraden GP. Harraden Adviser serves as investment manager to Harraden Fund. Mr. Fortmiller is the managing member of each of Harraden LLC and Harraden Adviser. In such capacities, each of Harraden GP, Harraden LLC, Harraden Adviser and Mr. Fortmiller may be deemed to indirectly beneficially own the Shares reported herein directly beneficially owned by Harraden Fund. The address of the principal business office of each Reporting Person is 299 Park Avenue, 21st Floor, New York, NY 10171.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

For more information of the AOI Merger and AOI Merger Agreement, see “Item 1. Business.”

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

Our sponsor entered into an agreement in accordance with the guidelines of Rule 10b5-1 under the Exchange Act, to place limit orders, through ED&F Man Capital Markets Inc., an independent broker-dealer registered under Section 15 of the Exchange Act which is not affiliated with us nor part of the underwriting or selling group, to purchase an aggregate of up to 3,750,000 of our rights in the open market at market prices, and not to exceed $0.20 per right during the period commencing on the later of (i) December 10, 2020, the date separate trading of the rights commenced or (ii) sixty calendar days after the end of the “restricted period” under Regulation M, continuing until the date that was the earlier of (a) November 9, 2021 and (b) the date that we announced that we had entered into a definitive agreement in connection with our initial business combination, or earlier in certain circumstances as described in the limit order agreement. The limit orders required such members of our sponsor to purchase any rights offered for sale (and not purchased by another investor) at or below a price of $0.20, until the earlier of (x) the expiration of the buyback period or (y) the date such purchases reach 3,750,000 rights in total. Our sponsor would not have any discretion or influence with respect to such purchases and will not be able to sell or transfer any rights purchased in the open market pursuant to such agreements until following the consummation of a business combination. It was intended that the broker’s purchase obligation would be subject to applicable law, including Regulation M under the Exchange Act, which may prohibit or limit purchases pursuant to the limit order agreement in certain circumstances. I-Bankers also agreed to purchase up to 1,250,000 of our rights in the open market at market prices not to exceed $0.20 per right, on substantially similar terms as our sponsor. The obligations to make any such purchases expired on November 9, 2021, and as of December 31, 2022, no limit orders were placed by our sponsor or I-Bankers.

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

On November 9, 2021, the sponsor requested that we extend the date by which we have to consummate an initial business combination from November 12, 2021, to February 12, 2022. The extension was the first of up to two three-month extensions permitted under our governing documents. In connection with such extension, the sponsor caused an aggregate of $900,000 to be deposited into our trust account on November 12, 2021. We issued the sponsor an interest bearing unsecured promissory note (the “November 2021 Note”) in the principal amount of $900,000 which is payable by us upon the earlier of the consummation of an initial business combination or our liquidation on or before February 12, 2022 (or a later date, if the deadline is extended by an amendment to our governing documents). Simple interest will accrue on the November 2021 Note at the rate of 4% per annum based on 365 days a year. The November 2021 Note may be repaid in cash or convertible into units consisting of one ordinary share, one right exchangeable into one-tenth of one ordinary share, and one warrant exercisable for one-half of one ordinary share at $11.50 per share equal to (x) the portion of the principal amount of and accrued interest under the November 2021 Note being converted divided by (y) $10.00 rounded up to the nearest whole number of units. As of December 31, 2022, $941,129 was outstanding under the November 2021 Note including $41,129 of accrued interest expense, and the fair value of the November 2021 Note was $842,069.

On February 13, 2022, we issued a promissory note (the “February 2022 Note”) in the principal amount of up to $750,000 to our sponsor. The February 2022 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate an initial business combination and (ii) the date that the winding up of the Company is effective. At the election of the sponsor, up to $600,000 of the unpaid principal amount of the February 2022 Note may be converted into units of the Company, each unit consisting of one Class A share of the Company, one right exchangeable into one-tenth of one Cass A ordinary share and one warrant exercisable for one-half of one Class A ordinary share of the Company upon the consummation of an initial business combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the February 2022 Note being converted, divided by (y) $10.00 rounded up to the nearest whole number of units. The Conversion Units are identical to the units issued by us to the sponsor in a private placement in connection with our initial public offering. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the February 2022 Note. As of December 31, 2022, $750,000 was outstanding under the February 2022 Note including $0 of accrued interest expense, and the fair value of the February 2022 Note was $670,343.

On August 25, 2022, we issued a promissory note (the “August 2022 Note”) in the principal amount of up to $202,460 to our Sponsor. The August 2022 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate an initial business combination and (ii) the date that the winding up of the Company is effective. As of December 31, 2022, $202,460 was outstanding under the August 2022 Note including $0 of accrued interest expense.

On October 6, 2022, we issued a promissory note (the “October 2022 Note”) in the principal amount of up to $500,000 to our Sponsor. The October 2022 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate an initial business combination and (ii) the date that the winding up of the Company is effective. As of December 31, 2022, $500,000 was outstanding under the October 2022 Note including $0 of accrued interest expense.

On November 16, 2022, the Company issued a non-interest-bearing promissory note (the “November 2022 Note”) in the principal amount of up to $303,994 (the “Extension Funds”) to our Sponsor, pursuant to which the Extension Funds will be deposited into the trust account for each Public Share that was not redeemed in connection with the Company’s termination date from August 12, 2022 to February 12, 2023. The principal amount of the November 2022 Note may be drawn down in three equal amounts and the balance of the November 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. In connection with the third extension of the Company and the November 2022 Note, the Company intends to deposit $303,944 (plus any applicable interest) into the trust account during the week of January 23, 2023. As of December 31, 2022, $0 was outstanding under the November 2022 Note including $0 of accrued interest expense.

After our initial business combination, such as the AOI Merger, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

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

See “Item 1. Business” for more information regarding the related party agreements related to the AOI Merger.

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

Messrs. Gang Li, Jintao Zheng and Yan Michael Li are our independent directors. Any affiliated transactions are on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and for the year ended December 31, 2021 totaled $286,340 and $121,025, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021, and December 31, 2022, we did not pay Marcum any audit-related fees.

Tax Fees.. Tax fees consist of the preparation of the 2021 PFIC shareholder statement. The aggregate fees billed by Marcum for tax planning and tax advice for the year ended December 31, 2022 and 2021 totaled $11,330 and $0.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2021, and December 31, 2022.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

EDOC ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

EDOC Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of EDOC Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, shareholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY

January 23, 2023

PCAOB ID Number 688

EDOC ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets:
Current assets:
Cash	$13,726	$223,398
Prepaid expenses	72,386	36,091
Total current assets	86,112	259,489
Cash and marketable securities held in Trust Account	21,319,155	92,459,548
Total Assets	$21,405,267	$92,719,037

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$2,151,646	$1,030,039
Convertible promissory note – related party, at fair value	1,512,412	975,324
Promissory note - related party	702,460	—
Total current liabilities	4,366,518	2,005,363
Warrant liability	23,257	203,838
Total Liabilities	$4,389,775	$2,209,201

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 2,026,625 and 9,000,000 shares at $10.52 and $10.27 redemption value, respectively, at December 31, 2022 and 2021	21,319,155	92,459,548

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 554,000 issued and outstanding at December 31, 2022 and 2021 (excluding 2,026,625 and 9,000,000 shares subject to possible redemption at December 31, 2022 and 2021, respectively)	55	55
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 2,250,000 shares issued and outstanding at December 31, 2022 and 2021	225	225
Additional paid-in capital	5,332,439	—
Accumulated deficit	(9,636,382)	(1,949,992)
Total Shareholders’ Deficit	(4,303,663)	(1,949,712)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$21,405,267	$92,719,037

The accompanying notes are an integral part of the financial statements.

EDOC ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2022	Year Ended December 31, 2021
Formation and operating costs	$2,544,984	$1,798,098
Loss from operations	(2,544,984)	(1,798,098)

Other (expense) income:
Interest earned on marketable securities held in Trust Account	314,155	20,868
Interest expense	(36,102)	(5,027)
Transaction cost of shares transferred to backstop investors	(5,739,976)	—
Change in fair value of convertible promissory note	139,936	(70,297)
Change in fair value of warrants	180,581	952,674
Total other (expense) income, net	(5,141,406)	898,218

Net Loss	$(7,686,390)	$(899,880)

Weighted average shares outstanding, redeemable Class A ordinary shares	3,122,111	9,000,000
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(1.30)	$(0.08)
Weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	2,804,000	2,804,000
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(1.30)	$(0.08)

The accompanying notes are an integral part of the financial statements.

EDOC ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Ordinary shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2021	554,000	$55	2,250,000	$225	$444,734	$(565,298)	$(120,284)

Net loss	—	—	—	—	—	(899,880)	(899,880)
Remeasurement for Class A Ordinary Shares to Redemption Value	—	—	—	—	(444,734)	(484,814)	(929,548)
Balance—December 31, 2021	554,000	$55	2,250,000	$225	$—	$(1,949,992)	$(1,949,712)

Fair value of shares transferred to backstop investors	—	—	—	—	5,739,976	—	5,739,976

Promissory note proceeds in excess of fair value	—	—	—	—	109,078	—	109,078

Net loss	—	—	—	—	—	(7,686,390)	(7,686,390)

Remeasurement for Class A Ordinary Shares to Redemption Value	—	—	—	—	(516,615)	—	(516,615)
Balance—December 31, 2022	554,000	$55	2,250,000	$225	$5,332,439	$(9,636,382)	$(4,303,663)

The accompanying notes are an integral part of the financial statements.

EDOC ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(7,686,390)	$(899,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and Treasury securities held in Trust Account	(314,155)	(20,868)
Accrued interest on promissory note	36,102	5,027
Change in fair value of convertible promissory note	(139,936)	70,297
Change in fair value of warrant liability	(180,581)	(952,674)
Fair value of shares transferred to backstop investors	5,739,976	—
Changes in operating assets and liabilities:
Prepaid expenses	(36,295)	61,407
Accounts payable and accrued expenses	1,121,607	976,359
Due to related party	—	(17,000)
Net cash used in operating activities	(1,459,672)	(777,332)

Cash Flows from Investing Activities:
Principal deposited in Trust account for Trust extension	(202,460)	(900,000)
Cash withdrawn from Trust Account in connection with redemption	71,657,008	—
Net cash provided by (used in) financing activities	71,454,548	(900,000)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	702,460	—
Proceeds from convertible promissory note - related party	750,000	900,000
Redemption of ordinary shares	(71,657,008)	—
Net cash (used in) provided by financing activities	(70,204,548)	900,000

Net Change in Cash	(209,672)	(777,332)
Cash, beginning of the period	223,398	1,000,730
Cash, end of period	$13,726	$223,398

Non-Cash Investing and Financing Activities:
Remeasurement for Class A Ordinary Shares to Redemption Value	$516,615	$929,548
Promissory note proceeds in excess of fair value	$(109,078)	$—

The accompanying notes are an integral part of the financial statements.

EDOC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not yet commenced any operations. All activity through December 31, 2022, relates to the Company’s organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for the Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Trust Account

Following the closing of the IPO on November 12, 2020, $91,530,000 ($10.17 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (“Trust Account”). On November 10, 2021, $900,000 ($0.10 per share) was added to the Trust Account for the first extension of the Company. In connection with the third extension of the Company, $202,460 (approximately $0.10 per share) was added to the Trust Account. The sponsor intends to deposit an additional $303,944 (approximately $0.15 per share), plus any applicable interest, into the Trust Account the week of January 23, 2023. The funds in the Trust Account are invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination by February 12, 2023 (the “Combination Period”), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholder.

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

EDOC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The Company will provide holders of the Company’s outstanding shares of Class A ordinary shares, par value $0.0001 per share, sold in the IPO (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below) upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.17 per share, subsequently plus $0.20 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations), with the exception of the Backstop Investors who, pursuant the Backstop Agreements, agreed not to redeem certain Edoc shares in connection with the Company’s shareholder meeting to approve an extension of the date by which the Company had to consummate a Business Combination from February 12, 2022 to August 12, 2022 (See Note 6).

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

Unless further extended, the Company will have until February 12, 2023, to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its income or other tax obligations, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.

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

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.52 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.52 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Company’s Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

EDOC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Business Combination Agreement

On December 5, 2022, EDOC Acquisition Corp., a Cayman Islands exempted corporation (together with its successors, “Edoc”), entered into a Business Combination Agreement (the “Business Combination Agreement”) with Australian Oilseeds Investments Pty Ltd., an Australian proprietary company (the “AOI”), Australian Oilseeds Holdings Limited, upon execution of a joinder agreement to become party to the Business Combination Agreement (a “Joinder”), a to-be-formed Cayman Islands exempted company (“Pubco”), AOI Merger Sub, upon execution of a Joinder, a to-be-formed Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“Merger Sub”), American Physicians LLC, a Delaware limited liability company (“Purchaser Representative”), in the capacity as the Purchaser Representative thereunder, Gary Seaton, in his capacity as the representative for the Sellers (as defined below) in accordance with the terms and conditions of the Business Combination Agreement (the “Seller Representative”) and each of the holders of AOI’s outstanding capital shares named on Annex I thereto (the “Primary Sellers”), as amended from time to time to include subsequent parties that execute and deliver to Edoc, Pubco and AOI a Joinder (the “Joining Sellers”), and the holders of AOI’s outstanding capital shares who are bound by the provisions of the Business Combination Agreement pursuant the drag-along rights set forth in AOI’s memorandum and articles of association (the “Drag-Along Sellers”, and collectively with the Joining Sellers, the “Sellers”).

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), (a) Edoc will merge with and into Merger Sub, with Edoc continuing as the surviving entity (the “Merger”), and with holders of Edoc securities receiving substantially identical securities of Pubco, and (b) immediately prior to the Merger, Pubco will acquire all of the issued and outstanding ordinary shares of AOI (the “Purchased Shares”) from the Sellers in exchange for ordinary shares of Pubco, with AOI becoming a wholly-owned subsidiary of Pubco (the “Share Exchange”, and together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “Transactions”).

The total consideration to be paid by Pubco to the Sellers for the Purchased Shares shall be an aggregate number of Pubco ordinary shares (the “Exchange Shares”) with an aggregate value (the “Exchange Consideration”) equal to, without duplication, (i) $190,000,000, plus (or minus if negative) (ii) AOI’s net working capital less a target net working capital of $4,000,000, minus (iii) the aggregate amount of any outstanding indebtedness, net of cash and cash equivalents, of AOI and its subsidiaries, and minus (iv) the amount of any unpaid transaction expenses of AOI, with each Pubco ordinary share to be issued to the Sellers valued at $10.00.

Refer to Current Report on Form 8-K filed on December 9, 2022 for further information regarding the Business Combination and other certain related agreements entered into concurrently with the execution of the Business Combination Agreement.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and Russia-Ukraine war on the industry and has concluded that while it is reasonably possible that the virus and the war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these interim financial statements. The interim financial statements do not include any adjustments that might results from the outcome of these uncertainties.

Going Concern

As of December 31, 2022, the Company had $13,726 in the operating bank account and working capital deficit of $4,280,406.

On November 10, 2021, the Company issued an interest-bearing convertible promissory to the Sponsor in the amount of $900,000. As of December 31, 2022, the fair value of the note outstanding, including accrued interest, was $842,069.

On February 13, 2022, the Company issued a non-interest-bearing convertible promissory note in the principal amount of up to $750,000 to the Sponsor. As of December 31, 2022, $750,000 was drawn on the note and the fair value of the note outstanding was $670,343.

On August 25, 2022, the Company issued a non-interest-bearing promissory note in the aggregate principal amount of up to $202,460 to the Sponsor. As of December 31, 2022, $202,460 was drawn on the note.

On October 6, 2022, the Company issued a non-interest-bearing promissory note in the aggregate principal amount of up to $500,000 to the Sponsor. As of December 31, 2022, $500,000 was drawn on the note.

On November 16, 2022, the Company issued a non-interest-bearing promissory note in the aggregate amount of up to $303,994 to the Sponsor. As of December 31, 2022, there was no amount outstanding on the note.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by February 12, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. These interim financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

EDOC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts or mutual fund accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of December 31, 2022 and 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

Investment Held in Trust Account

As of December 31, 2022 and 2021, substantially all of assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. During the period January 1, 2021 to December 31, 2022, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations. On November 10, 2021, $900,000 ($0.10 per share) was added to the Trust Account for the first extension of the Company. On February 9, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from February 12, 2022 to August 12, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,326,758 Ordinary Shares. As a result, an aggregate of $64,996,858 (or approximately ($10.27 per share) was released from the Trust Account to pay such shareholders. On August 12, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company has to complete a Business Combination from August 12, 2022 to February 12, 2023. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 646,617 Ordinary Shares. As a result, an aggregate of $6,660,150 (or approximately $10.30 per share) was released from the Trust Account to pay such shareholders In connection with the third extension of the Company, $202,460 (approximately $0.10 per share) was added to the Trust Account and intends to pay an additional $303,944 (plus any applicable interest) into the Trust Account during the week of January 23, 2023.

EDOC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. On February 9, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from February 12, 2022 to August 12, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,326,758 Ordinary Shares. As a result, an aggregate of $64,996,858 (or approximately $10.27 per share) was released from the Trust Account to pay such shareholders. On August 12, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company has to complete a Business Combination from August 12, 2022 to February 12, 2023. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 646,617 Ordinary Shares. As a result, an aggregate of $6,660,150 (or approximately $10.30 per share) was released from the Trust Account to pay such shareholders. Accordingly, as of December 31, 2022 and 2021, 2,026,625 and 9,000,000 shares of Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity outside of the shareholders’ deficit section of the Company’s balance sheets.

As of December 31, 2022 and 2021, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$90,000,000
Less:
Ordinary share issuance costs	(3,246,381)
Plus:
Fair value adjustment of carrying value to redemption value	5,705,929
Contingently redeemable ordinary shares at December 31, 2021	$92,459,548
Less:
Redemption of 6,326,758 shares	(64,996,858)
Redemption of 646,617 shares	(6,660,150)
Plus:
Fair value adjustment of carrying value to redemption value	516,615
Contingently redeemable ordinary shares at December 31, 2022	$21,319,155

EDOC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

	Year Ended December 31, 2022	Year Ended December 31, 2021
Ordinary shares subject to possible redemption
Numerator:
Net loss allocable to Class A ordinary shares subject to possible redemption	$(4,049,496)	$(686,117)
Denominator:
Weighted Average Redeemable Class A Ordinary shares, Basic and Diluted	3,122,111	9,000,000
Basic and Diluted net loss per share, Redeemable Class A Ordinary shares	$(1.30)	$(0.08)

Non-Redeemable Ordinary shares
Numerator:
Net loss allocable to Non-Redeemable Class A and Class B ordinary shares not subject to redemption	$(3,636,894)	$(213,763)
Denominator:
Weighted Average Non-Redeemable Class A and Class B Ordinary shares, Basic and Diluted	2,804,000	2,804,000
Basic and diluted net loss per share, ordinary shares	$(1.30)	$(0.08)

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s interim financial statements. The Company’s management does not expect the total amount of unrecognized tax benefits will materially change over the next twelve months.

EDOC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Recently Adopted Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024, for fiscal years beginning after December 15, 2023, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

EDOC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Promissory Note—Related Party

In September 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of September 30, 2021, or the closing of the IPO. As of November 12, 2020, the Sponsor had loaned to the Company an aggregate of $177,591 under the promissory note to pay for formation costs and a portion of the expenses of the IPO. The note was repaid in full in connection with the closing of the initial public offering, and as of December 31, 2022 and 2021 respectively, no amounts were outstanding. Borrowings under this note are no longer available.

On August 25, 2022, the Company issued a promissory note (the “August 2022 Note”) in the aggregate principal amount of up to $202,460 to the Sponsor, pursuant to which the Extension Funds will be deposited into the Company’s trust account for each Class A ordinary share of the Company that was not redeemed in connection with the extension of the Company’s termination date from August 12, 2022 to February 12, 2023. The principal amount of the August 2022 Note may be drawn down in three equal amounts and the balance of the August 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of December 31, 2022, $202,460 was outstanding under the August 2022 Note.

On October 6, 2022, the Company issued a promissory note in the principal amount of up to $500,000 to the Sponsor (the “October 2022 Note”). The Note was issued in connection with advances the Sponsor may make in the future to the Company for working capital expenses. The note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. As of December 31, 2022, $500,000 was outstanding under the October 2022 Note.

On November 16, 2022, the Company issued a promissory note in the principal amount of up to $303,994 to the Sponsor (the “November 2022 Note”), pursuant to which the Extension Funds will be deposited into the Company’s trust account for each unredeemed Class A ordinary share of the Company that was not redeemed in connection with the extension of the Company’s termination date from August 12, 2022 to February 12, 2023. The principal amount of the November 2022 Note may be drawn down in three equal payments of $101,331 per withdrawal between the 12th and 19th of each November and December 2022 and January 2023 and the balance of the November 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. In connection with the third extension of the Company and the November 2022 Note, the Company intends to deposit $303,944 (plus any applicable interest) into the trust account during the week of January 23, 2023. As of December 31, 2022, there was no balance outstanding under the November 2022 Note.

Convertible Promissory Notes - Related Party Extension Loans and Working Capital Loans

On November 9, 2021, the Company’s board of directors approved the first extension of the date by which the Company has to consummate a Business Combination from November 12, 2021, to February 12, 2022. In connection with the extension, the Sponsor deposited into the Trust Account $0.10 for each of the 9,000,000 shares issued in the Initial Public Offering, for a total of $900,000. The Company issued the Sponsor an interest bearing unsecured promissory note (the “November 2021 Note”) in the principal amount of $900,000 which is payable by the Company upon the earlier of the consummation of the Business Combination or the liquidation of the Company on or before February 12, 2023 (unless such date is extended by the Company’s board of directors). Simple interest will accrue on the unpaid principal balance of the November 2021 Note at the rate of 4% per annum based on 365 days a year. The November 2021 Note may be repaid in cash or convertible into units consisting of one ordinary share, one right exchangeable into one-tenth of one ordinary share, and one warrant exercisable for one-half of one ordinary share at $11.50 per share equal to (x) the portion of the principal amount of and accrued interest under the November 2021 Note being converted divided by (y) $10.00 rounded up to the nearest whole number of units. As of December 31, 2022 and 2021, $900,000 was outstanding under the November 2021 Note. For the year ended December 31, 2022 and 2021, $41,129 and $5,027 of interest was accrued on the November 2021 Note, respectively.

EDOC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

On February 13, 2022, the Company issued a promissory note (the “February 2022 Note”) in the principal amount of up to $750,000 to American Physicians LLC. The February 2022 Note was issued in connection with advances the Sponsor has made to the Company for working capital expenses. The February 2022 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $600,000 of the unpaid principal amount of the February 2022 Note may be converted into units of the Company, each unit consisting of one Class A share of the Company, one right exchangeable into one-tenth of one Class A ordinary share and one warrant exercisable for one-half of one Class A ordinary share of the Company upon the consummation of an initial Business Combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the February 2022 Note being converted, divided by (y) $10.00 rounded up to the nearest whole number of units. The Conversion Units are identical to the units issued by the Company to the Sponsor in a private placement in connection with the Company’s initial public offering. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the February 2022 Note. As of December 31, 2022, $750,000 was outstanding under the February 2022 Note.

Changes in the estimated fair value of the November 2021 Note and the February 2022 Note were recognized as non-cash change in the fair value of the convertible promissory note in the statements of operations (See Note 9).

Administrative Support Agreement

The Company agreed, for a period commencing on November 9, 2020, and ending upon completion of the Company’s Business Combination or its liquidation, to pay the Company’s Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. Since the initial public offering, the Company has not made any payments under the agreement and has paid for services rendered and expenses advanced by the Sponsor on an as-needed basis. Effective March 31, 2021, the Company and Sponsor terminated the agreement and agreed to waive any accrued fees from inception. As of December 31, 2022 and 2021, no fees were due to the Sponsor.

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

EDOC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

Open Market Purchases

Our sponsor entered into an agreement in accordance with the guidelines of Rule 10b5-1 under the Exchange Act, to place limit orders, through ED&F Man Capital Markets Inc., an independent broker-dealer registered under Section 15 of the Exchange Act which is not affiliated with us nor part of the underwriting or selling group, to purchase an aggregate of up to 3,750,000 of our rights in the open market at market prices, and not to exceed $0.20 per right during the period commencing on the later of (i) December 10, 2020, the date separate trading of the rights commenced or (ii) sixty calendar days after the end of the “restricted period” under Regulation M, continuing until the date that was the earlier of (a) November 9, 2021 and (b) the date that we announced that we had entered into a definitive agreement in connection with our initial Business Combination, or earlier in certain circumstances as described in the limit order agreement. The limit orders required such members of our sponsor to purchase any rights offered for sale (and not purchased by another investor) at or below a price of $0.20, until the earlier of (x) the expiration of the buyback period or (y) the date such purchases reach 3,750,000 rights in total. Our sponsor would not have any discretion or influence with respect to such purchases and will not be able to sell or transfer any rights purchased in the open market pursuant to such agreements until following the consummation of a Business Combination. It was intended that the broker’s purchase obligation would be subject to applicable law, including Regulation M under the Exchange Act, which may prohibit or limit purchases pursuant to the limit order agreement in certain circumstances. I-Bankers also agreed to purchase up to 1,250,000 of our rights in the open market at market prices not to exceed $0.20 per right, on substantially similar terms as our sponsor. The obligations to make any such purchases expired on November 9, 2021, and as of December 31, 2022, no limit orders were placed by our sponsor or I-Bankers.

Termination of Calidi Biotherapeutics, Inc. Merger Agreement

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

Backstop Agreements

On February 2, 2022, the Company entered into share purchase agreements (collectively, the “Forward Share Purchase Agreements”) with certain backstop arrangements with Sea Otter Securities, Stichting Juridisch Eigendom Mint Tower Arbitrage Fund, Feis Equities LLC, Yakira Capital Management, Inc., Yakira Enhanced Offshore Fund and Yakira Partners LP, MAP 136 Segregated Portfolio and Meteora Capital Partners, LP (collectively, the “Backstop Investors”), pursuant to which the Backstop Investors agreed not to redeem certain Edoc shares (the “Backstop Shares”) in connection with the Company’s shareholder meeting to approve an extension of the date by which the Company has to consummate a Business Combination from February 12, 2022 to August 12, 2022 (the “February 2022 Extension”) and the Business Combination. Pursuant to the Forward Share Purchase Agreements, the Backstop Investors agreed to hold such shares until the three-month anniversary of the consummation of the Business Combination, at which time they will each have the right to sell them to the combined entity, after giving effect to the Business Combination (the “Combined Company”) for a price of $10.42 per share, or will sell them during such time period at a market price of at least $10.27 per share (with a premium of $0.05 per share to be paid by the Combined Company for each Backstop Share sold by a Backstop Investor during the one-month period following the Closing of the Business Combination).

EDOC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

In consideration of the Backstop Investors’ agreements with regard to Public Shares pursuant to the backstop arrangements, the Sponsor (or its designees) agreed to transfer an aggregate of 338,907 shares of Edoc Class B ordinary shares (the “Backstop Transferred Founder Shares”) to the Backstop Investors. Additionally, if the Business Combination was not consummated by May 12, 2022, then for each monthly period from May 12, 2022 until August 12, 2022 that the Business Combination had not closed, Edoc shall issue to the Backstop Investors, at Edoc’s discretion, either (i) a cash amount of $0.05 per share not redeemed by the Backstop Investors, for an aggregate of up to $0.15 per share, or (ii) or 0.034 Backstop Transferred Founder Shares per share not redeemed by the Backstop Investors in connection with the extraordinary general meeting of Edoc shareholders in connection with the February 2022 Extension, to be transferred by the Sponsor (or its designees), for an aggregate of up to 0.1027 Backstop Transferred Founder Shares per share. Such payment(s) were to be made within five (5) business days following each of May 12, 2022, June 12, 2022, and July 12, 2022, to the extent that the Business Combination had not closed by such dates. On July 22, 2022, 225,940 more Backstop Transferred Founder Shares were transferred by the Sponsor to the Backstop investors. The Company recognized $5,739,976 and $0 of finance costs, at the per share price of $10.24, respectively, for the year ended December 31, 2022 and 2021 for the transfer of shares associated with the agreement in the statements of operations of the financial statements.

The Backstop Agreements expired on August 12, 2022, in accordance with their terms.

Business Combination Agreement

On December 5, 2022, EDOC Acquisition Corp., a Cayman Islands exempted corporation (together with its successors, “Edoc”), entered into a Business Combination Agreement (the “Business Combination Agreement”) with Australian Oilseeds Investments Pty Ltd., an Australian proprietary company (the “AOI”), Australian Oilseeds Holdings Limited, upon execution of a joinder agreement to become party to the Business Combination Agreement (a “Joinder”), a to-be-formed Cayman Islands exempted company (“Pubco”), AOI Merger Sub, upon execution of a Joinder, a to-be-formed Cayman Islands exempted company and a wholly-owned subsidiary of Pubco (“Merger Sub”), American Physicians LLC, a Delaware limited liability company (“Purchaser Representative”), in the capacity as the Purchaser Representative thereunder, Gary Seaton, in his capacity as the representative for the Sellers (as defined below) in accordance with the terms and conditions of the Business Combination Agreement (the “Seller Representative”) and each of the holders of AOI’s outstanding capital shares named on Annex I thereto (the “Primary Sellers”), as amended from time to time to include subsequent parties that execute and deliver to Edoc, Pubco and AOI a Joinder (the “Joining Sellers”), and the holders of AOI’s outstanding capital shares who are bound by the provisions of the Business Combination Agreement pursuant the drag-along rights set forth in AOI’s memorandum and articles of association (the “Drag-Along Sellers”, and collectively with the Joining Sellers, the “Sellers”).

Pursuant to the Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), (a) Edoc will merge with and into Merger Sub, with Edoc continuing as the surviving entity (the “Merger”), and with holders of Edoc securities receiving substantially identical securities of Pubco, and (b) immediately prior to the Merger, Pubco will acquire all of the issued and outstanding ordinary shares of AOI (the “Purchased Shares”) from the Sellers in exchange for ordinary shares of Pubco, with AOI becoming a wholly-owned subsidiary of Pubco (the “Share Exchange”, and together with the Merger and the other transactions contemplated by the Business Combination Agreement, the “Transactions”).

The total consideration to be paid by Pubco to the Sellers for the Purchased Shares shall be an aggregate number of Pubco ordinary shares (the “Exchange Shares”) with an aggregate value (the “Exchange Consideration”) equal to, without duplication, (i) $190,000,000, plus (or minus if negative) (ii) AOI’s net working capital less a target net working capital of $4,000,000, minus (iii) the aggregate amount of any outstanding indebtedness, net of cash and cash equivalents, of AOI and its subsidiaries, and minus (iv) the amount of any unpaid transaction expenses of AOI, with each Pubco ordinary share to be issued to the Sellers valued at $10.00.

Refer to Current Report on Form 8-K filed on December 9, 2022 for further information regarding the Business Combination and other certain related agreements entered into concurrently with the execution of the Business Combination Agreement.

EDOC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The Company may call the warrants for redemption (excluding the private warrants, and any outstanding Representative’s Warrants, and any warrants underlying units issued to the Sponsor, initial shareholders, officers, directors or their affiliates in payment of Working Capital Loans made to the Company), in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder,

●	if, and only if, the reported last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations), for any 20 trading days within a 30-trading day period ending on the third trading business day prior to the notice of redemption to warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the issuance of the Class A ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day until the date of redemption.

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

EDOC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preferred shares at par value of $0.0001 each. On December 31, 2022 and 2021, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of December 31, 2022 and 2021, there were 554,000 Class A ordinary shares issued and outstanding, excluding 2,026,625 and 9,000,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. In September 2020, the Sponsor subscribed 2,875,000 shares of the Company’s Class B ordinary shares for $25,000, or approximately $0.01 per share, in connection with formation. On November 9, 2020, the founders surrendered an aggregate of 287,500 Class B ordinary shares for no consideration, resulting in an aggregate of 2,587,500 Class B ordinary shares issued and outstanding. On December 24, 2020, 337,500 shares were forfeited as the over-allotment option was not exercised by the underwriters, resulting in an aggregate of 2,250,000 Class B ordinary shares issued and outstanding at December 31, 2022 and 2021.

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

EDOC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheets as of December 31, 2022 and 2021. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of December 31, 2022, and 2021, due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	December 31, 2022	Level	December 31, 2021
Assets:
U.S. Money Market and Treasury Securities Held in Trust Account	1	$21,319,155	1	$92,459,548
Liabilities:
Warrant liability—Private Warrants	3	20,623	3	$96,059
Warrant liability—Representative’s Warrants	3	2,634	3	$107,779
Convertible Promissory Notes	3	1,512,412	3	$975,324

Investment Held in Trust Account

As of December 31, 2022 and 2021, investments in the Company’s Trust Account consisted of $21,319,155 and $92,459,548 in U.S. Money Market funds.

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2021 or for the year ended December 31, 2021.

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

EDOC ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

There were no transfers between Levels 1, 2 or 3 during the year ended December 31, 2022 and 2021.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of December 31, 2022 and 2021. The Representative’s Warrants were valued using similar information, except for strike price which is at $12.

	December 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Share price	$10.50	$10.21
Volatility	8.0%	6.5%
Expected life	0.70	5.39
Risk-free rate	4.75%	1.29%
Dividend yield	-%	-%

The following table presents a summary of the changes in the fair value of the Private Warrants and Representative’s Warrants, a Level 3 liability, measured on a recurring basis.

	Private Warrants	Representative’s Warrants	Warrant Liability
Fair value as of December 31, 2021	$96,059	$107,779	$203,838
Change in fair value (1)	(75,436)	(105,145)	(180,581)
Fair value as of December 31, 2022	$20,623	$2,634	$23,257

(1)	Represents the non-cash gain on change in valuation of the Private Warrants and Representative’s Warrants and is included in Change in fair value of warrant liability on the statements of operations.

Convertible Promissory Notes

The convertible promissory notes were valued using a Montel Carlo simulation model, which is considered to be a Level 3 fair value measurement. The estimated fair value of the Convertible Promissory Notes was based on the following significant inputs:

	December 31, 2022	December 31, 2021
Risk-free interest rate	4.43%	0.84%
Time to Expiration (in years)	0.26	0.39
Expected volatility	4.0%	4.9%
Dividend yield	0.00%	0.00%
Stock Price	$10.63	$10.82
Probability of transaction	85.0%	90.00%

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Note:

Fair value as of December 31, 2021	$975,324
Proceeds received through Convertible Promissory Note	750,000
Interest accrued	36,102
Proceeds in excess of fair value	(109,078)
Change in fair value	(139,936)
Fair value as of December 31, 2022	$1,512,412

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during year ended December 31, 2022 for the Convertible Promissory Note.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the interim financial statements were issued. Based upon this review, other than as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the interim financial statements.

Promissory Note

On January 10, 2023, the Company issued a promissory note (the “Note”) in the principal amount of up to $450,000 to the Sponsor for working capital purposes. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. As of January 23, 2023 there was $200,000 outstanding on the Note.

Extension Promissory Note

In connection with the third extension of the Company’s termination date, the Company intends to pay $303,944 (plus any applicable interest) into the trust account during the week of January 23, 2023.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of November 9, 2020, by and between the Company and I-Bankers (2)
2.1	Business Combination Agreement, dated as of December 5, 2022, by and among EDOC Acquisition Corp, American Physicians LLC, Australian Oilseeds Holdings Limited, upon execution of a joinder agreement to become party thereto, AOI Merger Sub, upon execution of a joinder to become party thereto, Australian Oilseeds Investments Pty Ltd., Gary Seaton, in the capacity thereunder as the Seller Representative, and the shareholders of AOI named as Sellers therein. (12)
3.1	Amended and Restated Memorandum and Articles of Association (8)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Ordinary Shares Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Specimen Right Certificate (2)
4.5	Warrant Agreement, dated as of November 9, 2020, by and between Continental Stock Transfer & Trust Company and the Company (2)
4.6	Rights Agreement, dated as of November 9, 2020, by and between Continental Stock Transfer & Trust Company and the Company (2)
4.7	Form of Representative’s Warrants (2)
4.8	Description of Registered Securities. (5)
10.1	Letter Agreement, dated as of November 9, 2020, by and among the Company, and each of the initial shareholders, directors and officers of the Company (2)
10.2	Investment Management Trust Agreement, dated as of November 9, 2020, by and between Continental Stock Transfer & Trust Company and the Company (2)
10.3	Letter Agreement, dated as of November 9, 2020, by and between American Physicians LLC and the Registrant regarding administrative support (2)
10.4	Securities Purchase Agreement between the Company and the Sponsor (1)
10.5	Unit Subscription Agreement, dated as of November 9, 2020, by and between the Company and American Physicians LLC (2)
10.6	Unit Subscription Agreement, dated as of November 9, 2020, by and between the Registrant and I-Bankers (2)
10.7	Registration Rights Agreement, dated as of November 9, 2020, by and between the Company and certain securityholders (2)
10.8	Business Combination Marketing Agreement, dated as of November 9, 2020, by and by and between the Company and I-Bankers (2)
10.9	Indemnity Agreement, dated as of November 9, 2020, by and between the Company and Bob Ai (2)
10.10	Indemnity Agreement, dated as of November 9, 2020, by and between the Company and Christine Zhao (2)
10.11	Indemnity Agreement, dated as of November 9, 2020, by and between the Company and Gang Li (2)
10.12	Indemnity Agreement, dated as of November 9, 2020, by and between the Company and Jiuji Yan (2)
10.13	Indemnity Agreement, dated as of November 9, 2020, by and between the Company and Kevin Chen (2)
10.14	10b5-1 plan between Sponsor and ED&F Man Capital Markets Inc., dated as of November 9, 2020 (2)
10.15	10b5-1 plan between I-Bankers and ED&F Man Capital Markets Inc., dated as of November 9, 2020 (2)
10.16	Waiver Letter, dated January 5, 2021 by and among the Company, Christine Zhao, and I-Bankers Securities, Inc.(3)
10.17	Termination Agreement, dated March 31, 2021, by and between the Company and American Physicians LLC (4)
10.18	Waiver Letter dated January 14, 2022 by and among the Company, Kevin Chen, and I-Bankers Securities, Inc. (5)
10.19	Form of Lock-Up Agreement, dated as of December 5, 2022. (12)
10.20	Form of Non-Competition and Non-Solicitation Agreement, dated as of December 5, 2022.(12)
10.21	Form of Securities Purchase Agreement. (7)

10.22	Form of Warrant. (7)
10.23	Form of Certificate of Designations of Series A Convertible Stock. (7)
10.24	Form of Registration Rights Agreement. (7)
10.25	Form of Forward Purchase Agreement. (6)
10.26	Form of Founder Share Transfer. (6)
10.27	Promissory Note of Edoc Acquisition Corp., dated February 13, 2022. (8)
10.28	Sponsor Support Agreement, dated as of December 5, 2022, by and among EDOC Acquisition Corp, American Physicians LLC, Australian Oilseeds Holdings Limited, upon execution of a joinder agreement to become party thereto, and certain insiders of EDOC Acquisition Corp. party thereto. (12)
10.29	Insider Letter Amendment, dated as of December 5, 2022, by and among EDOC Acquisition Corp, American Physicians LLC, Australian Oilseeds Holdings Limited, upon execution of a joinder agreement to become party thereto, and certain shareholders of of EDOC Acquisition Corp. party thereto. (12)
10.30	Promissory Note of Edoc Acquisition Corp., dated August 25, 2022. (9)
10.31	Promissory Note of Edoc Acquisition Corp., dated October 6, 2022. (10)
10.32	Promissory Note of Edoc Acquisition Corp., dated November 16, 2022. (11)
10.32	Promissory Note of Edoc Acquisition Corp., dated January 10, 2023 (13)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
EX-101.INS	Inline XBRL Taxonomy Instance Document*
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document*
EX-101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*
EX-101.LAB	Inline XBRL Taxonomy Label Linkbase Document*
EX-101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on October 19, 2020.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed with the SEC on November 16, 2020.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 5, 2021.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2021.

(5)	Incorporated by reference to the Company’s Amended Annual Report on Form 10-K/A, filed with the SEC on January 14, 2022.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 2, 2022.

(7)	Incorporated by reference to the Company’s Amended Current Report on Form 8-K/A, filed with the SEC on February 7, 2022.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 14, 2022.

(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 29, 2022.

(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 12, 2022.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2022.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 9, 2022.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 24, 2023	Edoc Acquisition Corp.

	By:	/s/ Kevin Chen
	Name:	Kevin Chen
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Kevin Chen	Chairman of the Board of Directors and Chief Executive Officer	January 24, 2023
Kevin Chen	(Principal Executive Officer)

/s/ Bob Ai	Chief Financial Officer and Director	January 24, 2023
Bob Ai	(Principal Financial and Accounting Officer)

/s/ Yan Michael Li	Director	January 24, 2023
Yan Michael Li

/s/ Gang Li	Director	January 24, 2023
Gang Li

/s/ Jintao Zheng	Director	January 24, 2023
Jintao Zheng