Form 10-Q
period 2023-03-31
Edoc Acquisition Corp.
filed 2023-05-12
CIK 1824884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, there were 3,658,377 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

EDOC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

GLOSSARY OF TERMS

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“Business Combination” are to acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities;

●	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001 per share;

●	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001 per share;

●	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

●	“Company,” “our Company,” “we” or “us” are to Edoc Acquisition Corp., a Cayman Islands exempted company;

●	“Combination Period” are to August 12, 2023 (or such earlier date as determined by the board), unless further extended pursuant to our amended and restated memorandum and articles of association, that the Company has to consummate an initial Business Combination;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“founder shares” are to the Class B ordinary shares initially purchased by our sponsor (as defined below) in the private placement (as defined below) and the Class A ordinary shares that have or will be issued upon the conversion of the Class B ordinary shares as described herein (for the avoidance of doubt, such Class A ordinary shares will not be “public shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“I-Bankers” are to I-Bankers Securities, Inc., the representative of the underwriters;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on November 12, 2020;

●	“initial shareholders” are to holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“ordinary shares” are to the Class A ordinary shares and the Class B ordinary shares;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

ii

●	“private placement” are to the private placement of units (as defined below) that occurred simultaneously with the closing of our initial public offering;

●	“public rights” are to the rights sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);

●	“public shares” are to the Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“private shares,” “private rights” and “private warrants” are to the Class A ordinary shares, rights and warrants, respectively, included within the private units;

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

●	“private units” are to the insider units and the I-Bankers units, which private placement units are identical to the units sold in our initial public offering, subject to certain limited exceptions as described in the prospectus for our initial public offering;

●	“public warrants” refer to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);

●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on September 15, 2020, as amended, and declared effective on November 9, 2020 (File No. 333-248819);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023;

●	“representative’s units” are to the 65,000 units we sold privately to I-Bankers and/or its designees simultaneously with the closing of our initial public offering;

●	“representative’s warrants” are to the warrant to purchase up to 450,000 Class A ordinary shares issued to I-Bankers as part of compensation for services in connection with our initial public offering;

●	“rights” are to the rights which were sold as part of the units in our initial public offering as well as the concurrent private placement;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to American Physicians LLC, a Delaware limited liability company, the sole manager of which is Xiaoping Becky Zhang;

●	“trust account” are to the U.S.-based trust account in which an amount of $27,433,142.29 from the net proceeds of the sale of the units in the initial public offering and the private units was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one Class A ordinary share, one right and one redeemable warrant;

●	“warrant” are to our redeemable warrants, which includes the public warrants as well as the private warrants and warrants underlying units issued upon conversion of working capital loans to the extent they are no longer held by the initial purchasers of the private warrants or members of our management team (or their permitted transferees), in each case after our initial Business Combination; and

●	“Working Capital Loans” are to funds that, in order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

iii

Item 1. Financial Statements

EDOC ACQUISTION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$53,610	$13,726
Prepaid expenses	53,374	72,386
Total current assets	106,984	86,112
Cash and marketable securities held in Trust Account	9,302,736	21,319,155
Total Assets	$9,409,720	$21,405,267

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$2,440,718	$2,151,646
Convertible promissory note – related party, at fair value	1,559,702	1,512,412
Promissory note - related party	1,367,898	702,460
Total current liabilities	5,368,318	4,366,518
Warrant liability	10,966	23,257
Total Liabilities	$5,379,284	$4,389,775

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 854,378 and 2,026,625 shares at $10.89 and $10.52 redemption value, respectively, at March 31, 2023 and December 31, 2022	9,302,736	21,319,155

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,803,999 and 554,000 issued and outstanding at March 31, 2023 and December 31, 2022, respectively (excluding 854,378 and 2,026,625 shares subject to possible redemption at March 31, 2023 and December 31, 2022, respectively)	280	55
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1 and 2,250,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	225
Additional paid-in capital	4,794,850	5,332,439
Accumulated deficit	(10,067,430)	(9,636,382)
Total Shareholders’ Deficit	(5,272,300)	(4,303,663)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$9,409,720	$21,405,267

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Formation and operating costs	$543,371	$1,257,601
Loss from operations	(543,371)	(1,257,601)

Other income (expense):
Interest earned on marketable securities held in Trust Account	147,322	4,144
Interest expense	(8,876)	(13,975)
Fair value of shares transferred to backstop investors	—	(3,426,350)
Change in fair value of convertible promissory note	(38,414)	(12,560)
Change in fair value of warrants	12,291	141,877
Total other income (expense), net	112,323	(3,306,864)

Net Loss	$(431,048)	$(4,564,465)

Weighted average shares outstanding, redeemable Class A ordinary shares	1,414,452	5,414,837
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(0.10)	$(0.56)
Weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	2,804,000	2,804,000
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.10)	$(0.56)

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2023

	Ordinary shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2022	554,000	$55	2,250,000	$225	$5,332,439	$(9,636,382)	$(4,303,663)
Conversion of Class B shares to Class A shares	2,249,999	225	(2,249,999)	(225)	—	—	—
Remeasurement for ordinary shares to redemption amount	—	—	—	—	(537,589)	—	(537,589)
Net loss	—	—	—	—	—	(431,048)	(431,048)
Balance—March 31, 2023	2,803,999	$280	1	$—	$4,794,850	$(10,067,430)	$(5,272,300)

THREE MONTHS ENDED MARCH 31, 2022

	Ordinary shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2021	554,000	$55	2,250,000	$225	$—	$(1,949,992)	$(1,949,712)

Fair value of shares transferred to backstop investors	—	—	—	—	3,426,350	—	3,426,350

Accretion for ordinary shares to redemption amount	—	—	—	—	(4,144)	—	(4,144)

Net loss	—	—	—	—	—	(4,564,465)	(4,564,465)
Balance—March 31, 2022	554,000	$55	2,250,000	$225	$3,422,206	$(6,514,457)	$(3,091,971)

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(431,048)	$(4,564,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and Treasury securities held in Trust Account	(147,322)	(4,144)
Accrued interest on promissory note	8,876	13,975
Change in fair value of convertible promissory note	38,414	12,560
Change in fair value of warrant liability	(12,291)	(141,877)
Fair value of shares transferred to backstop investors	—	3,426,350
Changes in operating assets and liabilities:
Prepaid expenses	19,012	(85,390)
Accounts payable and accrued expenses	289,072	795,815
Net cash used in operating activities	(235,287)	(547,176)

Cash Flows from an Investing Activity:
Principal deposited in Trust Account for Trust extension	(389,432)	—
Interest deposited in Trust account on Trust extension payment	(835)	—
Cash withdrawn from Trust Account in connection with redemption	12,554,008	64,996,858
Net cash provided by an investing activity	12,163,741	64,996,858

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	665,438	—
Redemption of Class A ordinary shares	(12,554,008)	(64,996,858)
Proceeds from Promissory Note - Related Party	—	420,000
Net cash used in financing activities	(11,888,570)	(64,576,858)

Net Change in Cash	39,884	(127,176)
Cash, beginning of the period	13,726	223,398
Cash, end of period	$53,610	$96,222

Non-Cash Financing Activity:
Accretion for ordinary shares to redemption amount	$537,589	$4,144

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

As of March 31, 2023, the Company had not yet commenced any operations. All activity through March 31, 2023, relates to the Company’s organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for the Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Trust Account

Following the closing of the IPO on November 12, 2020, $91,530,000 ($10.17 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (“Trust Account”). The funds in the Trust Account are invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination by April 12, 2023 (the “Combination Period”), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholder.

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

On November 9, 2021, the Sponsor requested that the Company extend the date by which the Company has to consummate a Business Combination from November 12, 2021 to February 12, 2022 (the “First Extension”). The Extension was the first of up to two three-month extensions permitted under the Company’s governing documents. On November 10, 2021, $900,000 ($0.10 per share) was added to the Trust Account for the First Extension of the Company.

On February 9, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from February 12, 2022 to August 12, 2022 (the “Second Extension”). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,326,758 Class A ordinary shares. As a result, an aggregate of $64,996,858 (or approximately $10.27 per share) was released from the Trust Account to pay such shareholders.

On August 12, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from August 12, 2022 to February 12, 2023 (the “Third Extension”). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 646,617 Class A ordinary shares. As a result, an aggregate of $6,660,150 (or approximately $10.30 per share) was released from the Trust Account to pay such shareholders. In connection with this extension of the Company, $202,460 (approximately $0.10 per share) was added to the Trust Account. In connection with the Second Extension of the Company’s termination date from August 12, 2022 to February 12, 2023, $303,994 (approximately $0.15 per share), plus $835 of applicable interest was added to the Trust Account on January 24, 2023.

On February 9, 2023, the Company held an extraordinary general meeting in lieu of an annual meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from February 12, 2023 to August 12, 2023 (the “Fourth Extension”). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 1,172,247 Class A ordinary shares. As a result, an aggregate of $12,554,008 (or approximately $10.71 per share) was released from the Trust Account to pay such shareholders. In connection with the Fourth Extension, $85,438 (approximately $0.10 per share) was added to the Trust Account as of March 31, 2023.

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

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

The Company will provide holders of the Company’s outstanding shares of Class A ordinary shares, par value $0.0001 per share, sold in the IPO (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below) upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (approximately $8.00 per share as of March 31, 2023, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

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

Unless further extended, the Company will have until August 12, 2023, to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its income or other tax obligations, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.

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

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

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

On March 31, 2023, the Company, AOI, Pubco, Merger Sub, and the Purchaser Representative entered into that certain First Amendment to the Business Combination Agreement (the “First Amendment”), pursuant to which the Business Combination Agreement was amended to add, as a closing condition, that upon the closing of the transactions contemplated by the Business Combination Agreement, the Company shall have cash and cash equivalents, including funds remaining in the Company’s trust account (after giving effect to the completion and payment of the redemption) and the proceeds of any PIPE Investment, prior to giving effect to the payment of the Company’s unpaid expenses or liabilities, of at least equal to $10,000,000.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and Russia-Ukraine war on the industry and has concluded that while it is reasonably possible that the virus and the war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these interim unaudited condensed financial statements. The interim unaudited condensed financial statements do not include any adjustments that might results from the outcome of these uncertainties.

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

Going Concern

As of March 31, 2023, the Company had $53,610 in the operating bank account and working capital deficit of $5,261,334.

On November 10, 2021, the Company issued an interest-bearing convertible promissory to the Sponsor in the amount of $900,000. As of March 31, 2023, $900,000 was drawn on the note and the fair value of the note outstanding, including accrued interest of $50,005, was $872,022.

On February 13, 2022, the Company issued a non-interest-bearing convertible promissory note in the principal amount of up to $750,000 to the Sponsor. As of March 31, 2023, $750,000 was drawn on the note and the fair value of the note outstanding was $687,680.

On August 25, 2022, the Company issued a non-interest-bearing promissory note in the aggregate principal amount of up to $202,460 to the Sponsor. As of March 31, 2023, $202,460 was drawn on the note.

On October 6, 2022, the Company issued a non-interest-bearing promissory note in the aggregate principal amount of up to $500,000 to the Sponsor. As of March 31, 2023, $500,000 was drawn on the note.

On November 16, 2022, the Company issued a non-interest-bearing promissory note in the aggregate amount of up to $303,994 to the Sponsor. As of March 31, 2023, $303,994 was drawn on the note.

On January 10, 2023, the Company issued a non-interest-bearing promissory note in the aggregate amount of up to $450,000 to the Sponsor. As of March 31, 2023, $276,006 was drawn on the note.

On February 14, 2023, the Company issued a non-interest-bearing promissory note in the aggregate amount of up to $256,313 to the Sponsor. As of March 31, 2023, $85,438 was drawn on the note.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by August 12, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. These interim unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on January 24, 2023, which contains the audited financial statements and notes thereto.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging the growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts or mutual fund accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of March 31, 2023 and December 31, 2022, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities during the reporting period and the reported amounts of expenses during the reporting period. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities as well as the fair value of the convertible notes. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Investment Held in Trust Account

As of March 31, 2023, all of the assets held in the Trust account were held in cash. As of December 31, 2022, substantially all of assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. During the period January 1, 2021 to December 31, 2021, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations. On November 9, 2021, the Sponsor requested that the Company extend the date by which the Company has to consummate a Business Combination from November 12, 2021 to February 12, 2022 (the “First Extension”). The First Extension was the first of up to two three-month extensions permitted under the Company’s governing documents. On November 10, 2021, $900,000 ($0.10 per share) was added to the Trust Account for the First Extension of the Company. On February 9, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from February 12, 2022 to August 12, 2022 (the “Second Extension”). In connection with the approval of the Second Extension, shareholders elected to redeem an aggregate of 6,326,758 Ordinary Shares. As a result, an aggregate of $64,996,858 (or approximately ($10.27 per share) was released from the Trust Account to pay such shareholders. On August 12, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company has to complete a Business Combination from August 12, 2022 to February 12, 2023 (the “Third Extension”). In connection with the approval of the Third Extension, shareholders elected to redeem an aggregate of 646,617 Ordinary Shares. As a result, an aggregate of $6,660,150 (or approximately $10.30 per share) was released from the Trust Account to pay such shareholders and $202,460 (approximately $0.10 per share) was added to the Trust Account. In connection with the Third Extension, $303,994 (approximately $0.15 per share), plus $835 of applicable interest was added to the Trust Account on January 24, 2023. On February 9, 2023, the Company held an extraordinary general meeting in lieu of an annual meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from February 12, 2023 to August 12, 2023 (the “Fourth Extension”). In connection with the approval of the Fourth Extension, shareholders elected to redeem an aggregate of 1,172,247 Class A ordinary shares. As a result, an aggregate of $12,554,008 (or approximately $10.71 per share) was released from the Trust Account to pay such shareholders. In connection with the Fourth Extension, $85,438 (approximately $0.10 per share) was added to the Trust Account as of March 31, 2023.

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

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. On February 9, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from February 12, 2022 to August 12, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,326,758 Ordinary Shares. As a result, an aggregate of $64,996,858 (or approximately $10.27 per share) was released from the Trust Account to pay such shareholders. On August 12, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company has to complete a Business Combination from August 12, 2022 to February 12, 2023. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 646,617 Ordinary Shares. As a result, an aggregate of $6,660,150 (or approximately $10.30 per share) was released from the Trust Account to pay such shareholders. On February 9, 2023, the Company held an extraordinary general meeting in lieu of an annual meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from February 12, 2023 to August 12, 2023. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 1,172,247 Class A ordinary shares. As a result, an aggregate of $12,554,008 (or approximately $10.71 per share) was released from the Trust Account to pay such shareholders. Accordingly, as of March 31, 2023 and December 31, 2022, 854,378 and 2,026,625 shares of Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity outside of the shareholders’ deficit section of the Company’s balance sheets.

As of March 31, 2023 and December 31, 2022, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$90,000,000
Less:
Ordinary share issuance costs	(3,246,381)
Plus:
Fair value adjustment of carrying value to redemption value	5,705,929
Contingently redeemable ordinary shares at December 31, 2021	$92,459,548
Less:
Redemption of 6,326,758 shares	(64,996,858)
Redemption of 646,617 shares	(6,660,150)
Plus:
Fair value adjustment of carrying value to redemption value	516,615
Contingently redeemable ordinary shares at December 31, 2022	21,319,155
Less:
Redemption of 1,172,247 shares	(12,554,008)
Plus:
Fair value adjustment of carrying value to redemption value	537,589
Contingently redeemable ordinary shares at March 31, 2023	$9,302,736

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

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

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

	For the Three Months Ended March 31,
	2023	2022
Ordinary shares subject to possible redemption
Numerator:
Net loss allocable to Class A ordinary shares subject to possible redemption	$(144,531)	$(3,007,218)
Denominator:
Weighted Average Redeemable Class A ordinary shares, Basic and Diluted	1,414,452	5,414,837
Basic and Diluted net loss per share, Redeemable Class A ordinary shares	$(0.10)	$(0.56)
Non-Redeemable Ordinary shares
Numerator:
Net loss allocable to Non-Redeemable Class A and Class B ordinary shares not subject to redemption	$(286,517)	$(1,557,247)
Denominator:
Weighted Average Non-Redeemable Ordinary shares, Basic and Diluted	2,804,000	2,804,000
Basic and diluted net loss per share, ordinary shares	$(0.10)	$(0.56)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s unaudited condensed financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

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

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In September 2020, the Sponsor subscribed 2,875,000 shares of the Company’s Class B ordinary shares for $25,000, or approximately $0.01 per share, in connection with formation. On November 9, 2020, the Sponsor surrendered an aggregate of 287,500 founder shares, which were cancelled, resulting in an aggregate of 2,587,500 founder shares outstanding and held by the Sponsor. The founder shares included an aggregate of up to 337,500 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On December 24, 2020, 337,500 shares were forfeited as the over-allotment option was not exercised by the underwriters. On March 7, 2023, the Company issued an aggregate of 1,685,152 of the Company’s Class A ordinary shares to the Sponsor upon the conversion of an equal number of the Company’s Class B ordinary shares held by the Sponsor. On March 7, 2023, the Company also issued an aggregate of 564,847 of the Company’s Class A ordinary shares to Sea Otter Securities, Stitching Juridisch Eigendom Mint Tower Arbitrage Fund, Feis Equities, LLC, Yakira Capital Management, Inc., Yakira Enhanced Offshore Fund, Yakira Partners LP, MAP 136 Segregated Portfolio, and Meteora Capital Partners, LP (collectively, “the Backstop Investors) upon the conversion of an equal number of the Company’s Class B ordinary shares held by the Backstop Investors. As a result, as of March 31, 2023, there was 1 Class B ordinary share issued and outstanding.

Promissory Note—Related Party

In September 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of September 30, 2021, or the closing of the IPO. As of November 12, 2020, the Sponsor had loaned to the Company an aggregate of $177,591 under the promissory note to pay for formation costs and a portion of the expenses of the IPO. The note was repaid in full in connection with the closing of the initial public offering, and as of March 31, 2023 and December 31, 2022 respectively, no amounts were outstanding. Borrowings under this note are no longer available.

On August 25, 2022, the Company issued a promissory note (the “August 2022 Note”) in the aggregate principal amount of up to $202,460 to the Sponsor, pursuant to which the Extension Funds will be deposited into the Company’s trust account for each Class A ordinary share of the Company that was not redeemed in connection with the extension of the Company’s termination date from August 12, 2022 to February 12, 2023. The principal amount of the August 2022 Note may be drawn down in three equal amounts and the balance of the August 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of March 31, 2023, $202,460 was outstanding under the August 2022 Note.

On October 6, 2022, the Company issued a promissory note in the principal amount of up to $500,000 to the Sponsor (the “October 2022 Note”). The Note was issued in connection with advances the Sponsor may make in the future to the Company for working capital expenses. The note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. As of March 31, 2023, $500,000 was outstanding under the October 2022 Note.

On November 16, 2022, the Company issued a promissory note in the principal amount of up to $303,994 to the Sponsor (the “November 2022 Note”), pursuant to which the Extension Funds will be deposited into the Company’s trust account for each unredeemed Class A ordinary share of the Company that was not redeemed in connection with the extension of the Company’s termination date from August 12, 2022 to February 12, 2023. The principal amount of the November 2022 Note may be drawn down in three equal payments of $101,331 per withdrawal between the 12th and 19th of each November and December 2022 and January 2023 and the balance of the November 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of March 31, 2023, there was $303,994 outstanding under the November 2022 Note.

On January 10, 2023, the Company issued a promissory note (the “January 2023 Note”) in the principal amount of up to $450,000 to the Sponsor for working capital purposes. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. As of March 31, 2023 there was $276,006 outstanding on the January 2023 Note.

On February 14, 2023, the Company issued a non-interest-bearing promissory note in the aggregate amount of up to $256,313 to the Sponsor (the “February 2023 Note”), pursuant to which the Extension Funds will be deposited into the Company’s trust account for each unredeemed Class A ordinary share of the Company that was not redeemed in connection with the extension of the Company’s termination date from February 12, 2023 to August 12, 2023. As of March 31, 2023, $85,438 was drawn on the note.

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

Convertible Promissory Notes - Related Party Extension Loans and Working Capital Loans

On November 9, 2021, the Company’s board of directors approved the first extension of the date by which the Company has to consummate a Business Combination from November 12, 2021, to February 12, 2022. In connection with the extension, the Sponsor deposited into the Trust Account $0.10 for each of the 9,000,000 shares issued in the Initial Public Offering, for a total of $900,000. The Company issued the Sponsor an interest bearing unsecured promissory note (the “November 2021 Note”) in the principal amount of $900,000 which is payable by the Company upon the earlier of the consummation of the Business Combination or the liquidation of the Company on or before February 12, 2023 (unless such date is extended by the Company’s board of directors). Simple interest will accrue on the unpaid principal balance of the November 2021 Note at the rate of 4% per annum based on 365 days a year. The November 2021 Note may be repaid in cash or convertible into units consisting of one ordinary share, one right exchangeable into one-tenth of one ordinary share, and one warrant exercisable for one-half of one ordinary share at $11.50 per share equal to (x) the portion of the principal amount of and accrued interest under the November 2021 Note being converted divided by (y) $10.00 rounded up to the nearest whole number of units. As of March 31, 2023 and December 31, 2022, $900,000 was outstanding under the November 2021 Note. For the period ended March 31, 2023 and December 31, 2022, $50,005 and $41,129 of interest was accrued on the November 2021 Note, respectively.

On February 13, 2022, the Company issued a promissory note (the “February 2022 Note”) in the principal amount of up to $750,000 to American Physicians LLC. The February 2022 Note was issued in connection with advances the Sponsor has made to the Company for working capital expenses. The February 2022 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $600,000 of the unpaid principal amount of the February 2022 Note may be converted into units of the Company, each unit consisting of one Class A share of the Company, one right exchangeable into one-tenth of one Class A ordinary share and one warrant exercisable for one-half of one Class A ordinary share of the Company upon the consummation of an initial Business Combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the February 2022 Note being converted, divided by (y) $10.00 rounded up to the nearest whole number of units. The Conversion Units are identical to the units issued by the Company to the Sponsor in a private placement in connection with the Company’s initial public offering. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the February 2022 Note. As of March 31, 2023, $750,000 was outstanding under the February 2022 Note.

Changes in the estimated fair value of the November 2021 Note and the February 2022 Note were recognized as non-cash change in the fair value of the convertible promissory note in the statements of operations (See Note 9).

Administrative Support Agreement

The Company agreed, for a period commencing on November 9, 2020, and ending upon completion of the Company’s Business Combination or its liquidation, to pay the Company’s Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. Since the initial public offering, the Company has not made any payments under the agreement and has paid for services rendered and expenses advanced by the Sponsor on an as-needed basis. Effective March 31, 2021, the Company and Sponsor terminated the agreement and agreed to waive any accrued fees from inception. As of March 31, 2023 and December 31, 2022, no fees were due to the Sponsor.

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

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

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

Open Market Purchases

Our sponsor entered into an agreement in accordance with the guidelines of Rule 10b5-1 under the Exchange Act, to place limit orders, through ED&F Man Capital Markets Inc., an independent broker-dealer registered under Section 15 of the Exchange Act which is not affiliated with us nor part of the underwriting or selling group, to purchase an aggregate of up to 3,750,000 of our rights in the open market at market prices, and not to exceed $0.20 per right during the period commencing on the later of (i) December 10, 2020, the date separate trading of the rights commenced or (ii) sixty calendar days after the end of the “restricted period” under Regulation M, continuing until the date that was the earlier of (a) November 9, 2021 and (b) the date that we announced that we had entered into a definitive agreement in connection with our initial Business Combination, or earlier in certain circumstances as described in the limit order agreement. The limit orders required such members of our sponsor to purchase any rights offered for sale (and not purchased by another investor) at or below a price of $0.20, until the earlier of (x) the expiration of the buyback period or (y) the date such purchases reach 3,750,000 rights in total. Our sponsor would not have any discretion or influence with respect to such purchases and will not be able to sell or transfer any rights purchased in the open market pursuant to such agreements until following the consummation of a Business Combination. It was intended that the broker’s purchase obligation would be subject to applicable law, including Regulation M under the Exchange Act, which may prohibit or limit purchases pursuant to the limit order agreement in certain circumstances. I-Bankers also agreed to purchase up to 1,250,000 of our rights in the open market at market prices not to exceed $0.20 per right, on substantially similar terms as our sponsor. The obligations to make any such purchases expired on November 9, 2021, and as of March 31, 2023, no limit orders were placed by our sponsor or I-Bankers.

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

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

On March 31, 2023, the Company, AOI, Pubco, Merger Sub, and the Purchaser Representative entered into that certain First Amendment to the Business Combination Agreement (the “First Amendment”), pursuant to which the Business Combination Agreement was amended to add, as a closing condition, that upon the closing of the transactions contemplated by the Business Combination Agreement, the Company shall have cash and cash equivalents, including fund remaining in the Company’s trust account (after giving effect to the completion and payment of the redemption) and the proceeds of any PIPE Investment, prior to giving effect to the payment of the Company’s unpaid expenses or liabilities, of at least equal to $10,000,000.

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

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

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

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preferred shares at par value of $0.0001 each. On March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. On March 7, 2023, the Company issued an aggregate of 1,685,152 of the Company’s Class A ordinary shares to the Sponsor upon the conversion of an equal number of the Company’s Class B ordinary shares held by the Sponsor. On March 7, 2023, the Company also issued an aggregate of 564,847 of the Company’s Class A ordinary shares to Sea Otter Securities, Stitching Juridisch Eigendom Mint Tower Arbitrage Fund, Feis Equities, LLC, Yakira Capital Management, Inc., Yakira Enhanced Offshore Fund, Yakira Partners LP, MAP 136 Segregated Portfolio, and Meteora Capital Partners, LP (collectively, “the Backstop Investors) upon the conversion of an equal number of the Company’s Class B ordinary shares held by the Backstop Investors. As a result, as of March 31, 2023 and December 31, 2022, there were 2,803,999 and 554,000 Class A ordinary shares issued and outstanding, excluding 854,378 and 2,026,625 Class A ordinary shares subject to possible redemption which are presented as temporary equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. In September 2020, the Sponsor subscribed 2,875,000 shares of the Company’s Class B ordinary shares for $25,000, or approximately $0.01 per share, in connection with formation. On November 9, 2020, the founders surrendered an aggregate of 287,500 Class B ordinary shares for no consideration, resulting in an aggregate of 2,587,500 Class B ordinary shares issued and outstanding. On December 24, 2020, 337,500 shares were forfeited as the over-allotment option was not exercised by the underwriters, resulting in an aggregate 2,250,000 Class B ordinary shares issued and outstanding at December 31, 2022. On March 7, 2023, the Company issued an aggregate of 1,685,152 of the Company’s Class A ordinary shares to the Sponsor upon the conversion of an equal number of the Company’s Class B ordinary shares held by the Sponsor. On March 7, 2023, the Company also issued an aggregate of 564,847 of the Company’s Class A ordinary shares to Sea Otter Securities, Stitching Juridisch Eigendom Mint Tower Arbitrage Fund, Feis Equities, LLC, Yakira Capital Management, Inc., Yakira Enhanced Offshore Fund, Yakira Partners LP, MAP 136 Segregated Portfolio, and Meteora Capital Partners, LP (collectively, “the Backstop Investors”) upon the conversion of an equal number of the Company’s Class B ordinary shares held by the Backstop Investors. As a result, as of March 31, 2023, there was 1 Class B ordinary share issued and outstanding.

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

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

The Class B ordinary share will automatically convert into the Company’s Class A ordinary shares at the time of its initial Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary share shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of the Class B ordinary share will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of ordinary shares outstanding upon the completion of the IPO plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination or any private placement-equivalent units issued to the Sponsor or its affiliates upon conversion of loans made to the Company).

Holders of the Class A ordinary shares and the holder of the Class B ordinary share will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, with each share of ordinary shares entitling the holder to one vote.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheets as of March 31, 2023 and December 31, 2022. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of March 31, 2023 and December 31, 2022, due to the short maturities of such instruments.

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2023	Level	December 31, 2022
Assets:
U.S. Money Market Funds Held in Trust Account	1	$—	1	$21,319,155
Liabilities:
Warrant liability—Private Warrants	3	10,966	3	20,623
Warrant liability—Representative’s Warrants	3	—	3	2,634
Convertible Promissory Notes	3	1,559,702	3	1,512,412

Investment Held in Trust Account

As of March 31, 2023 and December 31, 2022, investments in the Company’s Trust Account consisted of $9,302,736 and $21,319,155 in cash and U.S. Money Market funds, respectively.

There were no transfers between Levels 1, 2 or 3 during the period ended March 31, 2023 and December 31, 2022. Level 1 instruments include investments in money markets and Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

There were no transfers between Levels 1, 2 or 3 during the period ended March 31, 2023 and December 31, 2022.

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of March 31, 2023 and December 31, 2022. The Representative’s Warrants were valued using similar information, except for strike price which is at $12.

	March 31, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Share price	$10.78	$10.50
Volatility	3.7%	8.0%
Expected life	0.75	0.70
Risk-free rate	4.79%	4.75%
Dividend yield	-%	-%

The following table presents a summary of the changes in the fair value of the Private Warrants and Representative’s Warrants, a Level 3 liability, measured on a recurring basis.

	Private Warrants	Representative’s Warrants	Warrant Liability
Fair value as of December 31, 2022	$20,623	$2,634	$23,257
Change in fair value (1)	(9,657)	(2,634)	(12,291)
Fair value as of March 31, 2023	$10,966	$-	$10,966

(1)	Represents the non-cash gain on change in valuation of the Private Warrants and Representative’s Warrants and is included in Change in fair value of warrant liability on the statements of operations.

Convertible Promissory Notes

The convertible promissory notes were valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The estimated fair value of the Convertible Promissory Notes was based on the following significant inputs:

	March 31, 2023	December 31, 2022
Risk-free interest rate	4.38%	4.43%
Time to Expiration (in years)	0.20	0.26
Expected volatility	4.4%	4.0%
Dividend yield	0.00%	0.00%
Stock Price	$10.95	$10.63
Probability of transaction	85.0%	85.0%

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Note:

Fair value as of December 31, 2021	$975,324
Proceeds received through Convertible Promissory Note	750,000
Interest accrued	36,102
Proceeds in excess of fair value	(109,078)
Change in fair value	(139,936)
Fair value as of December 31, 2022	1,512,412
Interest accrued at 4% per annum based on 365 in a year	8,876
Change in fair value	38,414
Fair value as of March 31, 2023	$1,559,702

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period ended March 31, 2023 for the Convertible Promissory Note.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the interim unaudited condensed financial statements were issued. Based upon this review, other than stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the interim unaudited condensed financial statements.

On April 25, 2023, the Company issued a promissory note (the “Note”) in the principal amount of up to $175,000 to the Sponsor. The Note was issued in connection with advances the Sponsor may make in the future to the Company for working capital expenses. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective.

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

On August 12, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company has to complete a business combination from August 12, 2022 to February 12, 2023. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 646,617 Ordinary Shares. As a result, an aggregate of $6,660,150 (or approximately $10.30 per share) was released from the Trust Account to pay such shareholders. In connection with the extension, the Sponsor deposited into the Trust Account approximately $0.10 for each of the 2,026,625 shares issued in the Public Offering, for a total of $202,460, and intends to deposit approximately $0.15 for each such share for a total of $303,994 (plus any applicable interest) during the week of January 23, 2023. On August 25, 2022, the Company issued a non-interest-bearing promissory note (the “August 2022 Note”) in the aggregate principal amount of up to $202,460 to the Sponsor. The principal amount of the August 2022 Note may be drawn down in three equal amounts and the balance of the August 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of March 31, 2023, $202,460 was outstanding under the August 2022 Note.

On October 6, 2022, the Company issued a non-interest-bearing promissory note (the “October 2022 Note”) in the principal amount of up to $500,000 to the Sponsor. The principal balance of the October 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of March 31, 2023, $500,000 was outstanding under the October 2022 Note.

On November 16, 2022, the Company issued a non-interest-bearing promissory note (the “November 2022 Note”) in the principal amount of up to $303,994 to our Sponsor, pursuant to which such funds would be deposited into the trust account for each Public Share that was not redeemed in connection with the Company’s termination date from August 12, 2022 to February 12, 2023. The principal amount of the November 2022 Note may be drawn down in three equal amounts and the balance of the November 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of March 31, 2023, there was $303,994 outstanding under the November 2022 Note.

On January 10, 2023, the Company issued a non-interest-bearing promissory note (the “January 2023 Note”) in the aggregate amount of up to $450,000 to the Sponsor. The principal amount of the January 2023 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of March 31, 2023, $276,006 was drawn on the note.

On February 9, 2023, we held an extraordinary general meeting in lieu of an annual meeting pursuant to which our shareholders approved extending the date by which the Company had to complete a business combination from February 12, 2023 to August 12, 2023. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 1,172,247 Ordinary Shares. As a result, an aggregate of $12,554,008 (or approximately ($10.71 per share) was released from the Trust Account to pay such shareholders.

On February 14, 2023, the Company issued a non-interest-bearing promissory note (the “February 2023 Note”) in the aggregate amount of up to $256,313 to the Sponsor. The principal amount of the February 2023 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of March 31, 2023, $85,438 was drawn on the note.

As of March 31, 2023, we had marketable securities held in the Trust account for the benefit of the Company’s public shareholders of $9,302,736 (including $229,327 of interest earned since the IPO, net of $262,533 of interest paid for share redemptions). The trust fund account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public shareholders.

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

For the three months ended March 31, 2023, we had a net loss of $431,048 consisting of formation and operating costs of $543,571, accrued interest on promissory note of $8,876 and change in fair value in convertible promissory note of $38,414 offset by change in fair value in warrant liabilities of $12,291 and interest earned on marketable securities held in Trust Account of $147,322.

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

Recent Developments

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

On March 31, 2023, the Company, AOI, Pubco, Merger Sub, and the Purchaser Representative entered into that certain First Amendment to the Business Combination Agreement (the “First Amendment”), pursuant to which the Business Combination Agreement was amended to add, as a closing condition, that upon the closing of the transactions contemplated by the Business Combination Agreement, the Company shall have cash and cash equivalents, including fund remaining in the Company’s trust account (after giving effect to the completion and payment of the redemption) and the proceeds of any PIPE Investment, prior to giving effect to the payment of the Company’s unpaid expenses or liabilities, of at least equal to $10,000,000.

Liquidity and Capital Resources

As of March 31, 2023, we had cash outside the Trust Account of $53,610 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of March 31, 2023 and December 31, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

For the three months ended March 31, 2023, cash used in operating activities was $235,287. Net loss of $431,048 was affected by accrued interest on promissory note of $8,876, change in fair value in warrant liabilities of $12,291, change in fair value in convertible promissory note of $38,414 and interest earned on marketable securities held in Trust Account of $147,322. Changes in operating assets and liabilities provided $308,084 of cash for operating activities.

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

Through March 31, 2023, our liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, the remaining net proceeds from the IPO and the sale of private units, and the Convertible Promissory Notes drawn from the Sponsor.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

On November 10, 2021, the Company issued an interest-bearing convertible promissory note (the “November 2021 Note”) to the Sponsor in the amount of $900,000, which is payable by the Company upon the earlier of the consummation of the Business Combination or the liquidation of the Company on or before February 12, 2022 (unless such date is extended by the Company’s board of directors). The November 2021 Note may be repaid in cash or convertible into units consisting of one ordinary share, one right exchangeable into one-tenth of one ordinary share, and one warrant exercisable for one-half of one ordinary share at $11.50 per share equal to (x) the portion of the principal amount of and accrued interest under the note being converted divided by (y) $10.00 rounded up to the nearest whole number of units. As of March 31, 2023, $900,000 was outstanding on the November 2021 Note and the fair value of the note, including accrued interest of $50,005, was $872,022.

On February 13, 2022, the Company issued a non-interest-bearing convertible promissory note (the “February 2022 Note”) in the principal amount of up to $750,000 to the Sponsor and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. Up to $600,000 of the unpaid principal amount of the February 2022 Note may be converted into units of the Company, each unit consisting of one ordinary share, one right exchangeable into one-tenth of one ordinary share, and one warrant exercisable for one-half of one ordinary share. As of March 31, 2023, $750,000 was outstanding on the February 2022 Note and the fair value of the note was $687,680.

On August 25, 2022, the Company issued a non-interest-bearing promissory note (the “August 2022 Note”) in the aggregate principal amount of up to $202,460 to the Sponsor. The principal amount of the August 2022 Note may be drawn down in three equal amounts and the balance of the August 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of March 31, 2023, $202,460 was outstanding under the August 2022 Note.

On October 6, 2022, the Company issued a non-interest-bearing promissory note (the “October 2022 Note”) in the principal amount of up to $500,000 to the Sponsor. The principal balance of the October 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of March 31, 2023, $500,000 was outstanding under the October 2022 Note.

On November 16, 2022, the Company issued a non-interest-bearing promissory note (the “November 2022 Note”) in the principal amount of up to $303,994 to our Sponsor, pursuant to which such funds would be deposited into the trust account for each Public Share that was not redeemed in connection with the extension of the Company’s termination date from August 12, 2022 to February 12, 2023. The principal amount of the November 2022 Note may be drawn down in three equal amounts and the balance of the November 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of March 31, 2023, there was $303,994 was outstanding under the November 2022 Note.

On January 10, 2023, the Company issued a non-interest-bearing promissory note (the “January 2023 Note”) in the aggregate amount of up to $450,000 to the Sponsor. The principal amount of the January 2023 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of March 31, 2023, $276,006 was drawn on the note.

On February 14, 2023, the Company issued a non-interest-bearing promissory note (the “February 2023 Note”) in the aggregate amount of up to $256,313 to the Sponsor, pursuant to which the funds will be deposited into the trust account for each Public Share that was not redeemed in connection with the extension of the Company’s termination date from February 12, 2022 to August 12, 2023. The principal amount of the February 2023 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of March 31, 2023, $85,438 was drawn on the note.

On April 25, 2023, the Company issued a non-interest-bearing promissory note (the “April 2023 Note”) in the principal amount of up to $175,000 to the Sponsor. The April 2023 Note was issued in connection with advances the Sponsor may make in the future to the Company for working capital expenses. The April 2023 Note bears no interest and is due on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company.

On January 5, 2023, we instructed Continental to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest-bearing demand deposit account at Morgan Stanley, with Continental continuing to act as trustee, until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, the remaining proceeds from the initial public offering and private placement are no longer invested in U.S. government securities or money market funds.

Off-Balance Sheet Financing Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2023, we did not have any long-term debt, capital or operating lease obligations.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. On February 9, 2022, we held an extraordinary general meeting pursuant to which our shareholders approved extending the date by which we had to complete a Business Combination from February 12, 2022 to August 12, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,326,758 Ordinary Shares. As a result, an aggregate of $64,996,858 (or approximately ($10.27 per share) was released from the Trust Account to pay such shareholders. On August 12, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company has to complete a Business Combination from August 12, 2022 to February 12, 2023. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 646,617 Ordinary Shares. As a result, an aggregate of $6,660,150 (or approximately $10.30 per shares) was released from the Trust Account to pay such shareholders. On February 9, 2023, the Company held an extraordinary general meeting in lieu of an annual meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from February 12, 2023 to August 12, 2023. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 1,172,247 Class A ordinary shares. As a result, an aggregate of $12,554,008 (or approximately $10.71 per share) was released from the Trust Account to pay such shareholders. Accordingly, as of March 31, 2023 and December 31, 2022, 854,378 and 2,026,625 shares of Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, and (ii) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on January 24, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our funds held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 9, 2023, we held our extraordinary general meeting in lieu if annual meeting and approved, among other things, an extension of the date by which we must consummate a business combination from February 9, 2023 to August 12, 2023 (or such earlier date as determined by the board). In connection with the Combination Period, shareholders holding 1,172,247 public shares exercised their right to redeem such shares for a pro rata portion of the trust account. We paid cash in the aggregate amount of $12,554,008, or approximately $10.71 per share to redeeming shareholders.

The following table contains monthly information about the repurchases of our equity securities for the three months ended March 31, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 – January 31, 2023	—	—	—	—

February 1 – February 28, 2023	1,172,247	$10.71	—	—

March 1 – March 31, 2023	—	—	—	—

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

EDOC ACQUISITION CORP.

Date: May 12, 2023	By:	/s/ Kevin Chen
	Name:	Kevin Chen
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Bob Ai
	Name:	Bob Ai
	Title:	Chief Financial Officer and Director
(Principal Accounting and Financial Officer)