Form 10-Q
period 2023-09-30
Edoc Acquisition Corp.
filed 2023-12-01
CIK 1824884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 30, 2023, there were 3,620,206 Class A ordinary shares, par value $0.0001 per share, and 1 Class B ordinary share, par value $0.0001 per share, of the registrant issued and outstanding.

EDOC ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

GLOSSARY OF TERMS

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“AOI Registration Statement” are to the Registration Statement on Form F-4 (File No. 333-274552) filed with the SEC on September 18, 2023;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“Business Combination” are to acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities;

●	“Class A ordinary shares” are to the Class A ordinary shares of the Company, par value $0.0001 per share;

●	“Class B ordinary shares” are to the Class B ordinary shares of the Company, par value $0.0001 per share;

●	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

●	“Company,” “our Company,” “we” or “us” are to Edoc Acquisition Corp., a Cayman Islands exempted company;

●	“Combination Period” are to August 12, 2023 (or such earlier date as determined by the board), unless further extended pursuant to our amended and restated memorandum and articles of association, that the Company has to consummate an initial Business Combination;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“September 2023 Nasdaq Notice” are to the deficiency notice from Nasdaq received by the Company on September 25, 2023;

●	“founder shares” are to the Class B ordinary shares initially purchased by our sponsor (as defined below) in the private placement (as defined below) and the Class A ordinary shares that have or will be issued upon the conversion of the Class B ordinary shares as described herein (for the avoidance of doubt, such Class A ordinary shares will not be “public shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“I-Bankers” are to I-Bankers Securities, Inc., the representative of the underwriters;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on November 12, 2020;

●	“initial shareholders” are to holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“ordinary shares” are to the Class A ordinary shares and the Class B ordinary shares;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement” are to the private placement of units (as defined below) that occurred simultaneously with the closing of our initial public offering;

●	“public rights” are to the rights sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or in the open market);

●	“public shares” are to the Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“private shares,” “private rights” and “private warrants” are to the Class A ordinary shares, rights and warrants, respectively, included within the private units;

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

●	“private units” are to the units held by the initial shareholders and the I-Bankers units, which private placement units are identical to the units sold in our initial public offering, subject to certain limited exceptions as described in the prospectus for our initial public offering;

●	“public warrants” refer to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);

●	“Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on September 15, 2020, as amended, and declared effective on November 9, 2020 (File No. 333-248819);

●	“Report” are to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023;

●	“representative’s units” are to the 65,000 units we sold privately to I-Bankers and/or its designees simultaneously with the closing of our initial public offering;

●	“representative’s warrants” are to the warrant to purchase up to 450,000 Class A ordinary shares issued to I-Bankers as part of compensation for services in connection with our initial public offering;

●	“rights” are to the rights which were sold as part of the units in our initial public offering as well as the concurrent private placement and the rights underlying the Working Capital Loans;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“November 2023 Nasdaq Notice” are to the deficiency notice from Nasdaq received by the Company on November 10, 2023;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to American Physicians LLC, a Delaware limited liability company, the sole manager of which is Xiaoping Becky Zhang;

●	“trust account” are to the U.S.-based trust account in which an amount of $91,530,000 ($10.17 per unit) from the net proceeds of the sale of the units in the initial public offering and the private units was placed following the closing of the initial public offering, of which approximately $9,494,965 ($11.40 per unit) remains in the trust account as of September 30, 2023;

●	“units” are to the units sold in our initial public offering, which consist of one Class A ordinary share, one right and one redeemable warrant;

●	“warrant” are to our redeemable warrants, which includes the public warrants as well as the private warrants and warrants underlying units issued upon conversion of working capital loans to the extent they are no longer held by the initial purchasers of the private warrants or members of our management team (or their permitted transferees), in each case after our initial Business Combination; and

●	“Working Capital Loans” are to funds that, in order to finance transaction costs in connection with a Business Combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

Item 1. Financial Statements

EDOC ACQUISTION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$11,812	$13,726
Prepaid expenses	29,403	72,386
Total current assets	41,215	86,112
Cash and marketable securities held in Trust Account	9,494,965	21,319,155
Total Assets	$9,536,180	$21,405,267

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$2,715,264	$2,151,646
Convertible promissory note – related party, at fair value	1,646,048	1,512,412
Promissory note - related party	1,899,342	702,460
Total current liabilities	6,260,654	4,366,518
Warrant liability	14,370	23,257
Total Liabilities	$6,275,024	$4,389,775

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 832,877 and 2,026,625 shares at $11.40 and $10.52 redemption value, respectively, at September 30, 2023 and December 31, 2022	9,494,965	21,319,155

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,803,999 and 554,000 issued and outstanding at September 30, 2023 and December 31, 2022, respectively (excluding 832,877 and 2,026,625 shares subject to possible redemption at September 30, 2023 and December 31, 2022, respectively)	280	55
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1 and 2,250,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	225
Additional paid-in capital	4,361,047	5,332,439
Accumulated deficit	(10,595,136)	(9,636,382)
Total Shareholders’ Deficit	(6,233,809)	(4,303,663)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$9,536,180	$21,405,267

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Formation and operating costs	$352,511	$334,462	$1,160,969	$1,995,508
Loss from operations	(352,511)	(334,462)	(1,160,969)	(1,995,508)

Other income (expense):
Interest earned on marketable securities held in Trust Account	92,809	101,337	326,964	136,525
Interest expense	(9,074)	(9,074)	(26,926)	(27,028)
Fair value of shares transferred to backstop investors	—	(783,966)	—	(5,739,976)
Change in fair value of convertible promissory note	23,969	791,881	(106,710)	792,773
Change in fair value of warrants	(7,664)	4,161	8,887	188,194
Total other income (expense), net	100,040	104,339	202,215	(4,649,512)

Net loss	$(252,471)	$(230,123)	$(958,754)	$(6,645,020)

Weighted average shares outstanding, redeemable Class A ordinary shares	843,861	2,349,934	1,035,474	3,491,286
Basic and diluted net loss per share, redeemable Class A ordinary shares	$(0.07)	$(0.04)	$(0.25)	$(1.06)

Weighted average shares outstanding, non-redeemable Class A and Class B ordinary shares	2,804,000	2,804,000	2,804,000	2,804,000
Basic and diluted net loss per share, non-redeemable Class A and Class B ordinary shares	$(0.07)	$(0.04)	$(0.25)	$(1.06)

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2022	554,000	$55	2,250,000	$225	$5,332,439	$(9,636,382)	$(4,303,663)
Conversion of Class B shares to Class A shares	2,249,999	225	(2,249,999)	(225)	—	—	—
Remeasurement for ordinary shares to redemption amount	—	—	—	—	(537,589)	—	(537,589)
Net loss	—	—	—	—	—	(431,048)	(431,048)
Balance—March 31, 2023	2,803,999	280	1	—	4,794,850	(10,067,430)	(5,272,300)
Remeasurement for ordinary shares to redemption amount	—	—	—	—	(214,989)	—	(214,989)
Net loss	—	—	—	—	—	(275,235)	(275,235)
Balance—June 30, 2023	2,803,999	280	1	—	4,579,861	(10,342,665)	(5,762,524)
Remeasurement for ordinary shares to redemption amount	—	—	—	—	(218,814)	—	(218,814)
Net loss	—	—	—	—	—	(252,471)	(252,471)
Balance—September 30, 2023	2,803,999	$280	1	$—	$4,361,047	$(10,595,136)	$(6,233,809)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2021	554,000	$55	2,250,000	$225	$—	$(1,949,992)	$(1,949,712)
Fair value of shares transferred to backstop investors	—	—	—	—	3,426,350	—	3,426,350
Remeasurement for ordinary shares to redemption amount	—	—	—	—	(4,144)	—	(4,144)
Net loss	—	—	—	—	—	(4,564,465)	(4,564,465)
Balance—March 31, 2022	554,000	55	2,250,000	225	3,422,206	(6,514,457)	(3,091,971)
Fair value of shares transferred to backstop investors	—	—	—	—	1,529,660	—	1,529,660
Remeasurement for ordinary shares to redemption amount	—	—	—	—	(31,044)	—	(31,044)
Net loss	—	—	—	—	—	(1,850,432)	(1,850,432)
Balance—June 30, 2022	554,000	55	2,250,000	225	4,920,822	(8,364,889)	(3,443,787)
Fair value of shares transferred to backstop investors	—	—	—	—	783,966	—	783,966
Remeasurement for ordinary shares to redemption amount	—	—	—	—	(168,824)	—	(168,824)
Promissory note proceeds in excess of fair value					109,078		109,078
Net loss	—	—	—	—	—	(230,123)	(230,123)
Balance—September 30, 2022	554,000	$55	2,250,000	$225	$5,645,042	$(8,595,012)	$(2,949,690)

See accompanying notes to interim condensed financial statements.

EDOC ACQUISTION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(958,754)	$(6,645,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and Treasury securities held in Trust Account	(326,964)	(136,525)
Accrued interest on promissory note	26,926	27,028
Change in fair value of convertible promissory note	106,710	(792,773)
Change in fair value of warrant liability	(8,887)	(188,194)
Fair value of shares transferred to backstop investors	—	5,739,976
Changes in operating assets and liabilities:
Prepaid expenses	42,983	(9,759)
Accounts payable and accrued expenses	563,618	1,035,355
Net cash used in operating activities	(554,368)	(969,912)

Cash Flows from an Investing Activity:
Investment of cash into Trust Account	(643,595)	(67,487)
Interest deposited in Trust account on Trust extension payment	(835)	—
Cash withdrawn from Trust Account in connection with redemptions	12,795,584	71,657,008
Net cash provided by an investing activity	12,151,154	71,589,521

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	1,196,882	67,487
Redemption of Class A ordinary shares	(12,795,582)	(71,657,008)
Proceeds from convertible promissory note - related party	—	750,000
Net cash used in financing activities	(11,598,700)	(70,839,521)

Net Change in Cash	(1,914)	(219,912)
Cash, beginning of the period	13,726	223,398
Cash, end of period	$11,812	$3,486

Non-Cash Financing Activity:
Promissory note proceeds in excess of fair value	$—	$(109,078)
Remeasurement for ordinary shares to redemption amount	$971,392	$204,012

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

As of September 30, 2023, the Company had not yet commenced any operations. All activity through September 30, 2023, relates to the Company’s organizational activities, those necessary to prepare for the Initial Public Offering and identifying a target company for the Business Combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Trust Account

Following the closing of the IPO on November 12, 2020, $91,530,000 ($10.17 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Warrants were placed in a trust account (“Trust Account”). The funds in the Trust Account are invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination by April 12, 2023 (the “Combination Period”), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholder.

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

On February 9, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from February 12, 2022 to August 12, 2022 (the “Second Extension”). In connection with the approval of the Second Extension, shareholders elected to redeem an aggregate of 6,326,758 Class A ordinary shares. As a result, an aggregate of $64,996,858 (or approximately $10.27 per share) was released from the Trust Account to pay such shareholders.

On August 12, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from August 12, 2022 to February 12, 2023 (the “Third Extension”). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 646,617 Class A ordinary shares. As a result, an aggregate of $6,660,150 (or approximately $10.30 per share) was released from the Trust Account to pay such shareholders. In connection with the Second and Third Extensions of the Company, $202,460 (approximately $0.10 per share) and $303,994 (approximately $0.15 per share), was added to the Trust Account, respectively, plus $835 of applicable interest.

On February 9, 2023, the Company held an extraordinary general meeting in lieu of an annual meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from February 12, 2023 to August 12, 2023 (the “Fourth Extension”). In connection with the approval of the extension, shareholders elected to redeem an aggregate of 1,172,247 Class A ordinary shares. As a result, an aggregate of $12,554,008 (or approximately $10.71 per share) was released from the Trust Account to pay such shareholders. In connection with the Fourth Extension, $256,313 (approximately $0.30 per share) was added to the Trust Account as of September 30, 2023.

On August 10, 2023, the Company held an extraordinary general meeting of shareholders (the “Fifth Extension Meeting”) to amend the Company’s Amended and restated memorandum and articles of association (the “Charter Amendment”) to extend the date by which the Company has to consummate an initial business combination from August 12, 2023 to November 12, 2023 (“the Fifth Extension”). In connection with the Fifth Extension Meeting, shareholders holding 21,501 shares of the Company’s ordinary shares exercised their right to redeem such shares. As a result, an aggregate of $241,574 (or approximately $11.23 per share) was released from the Trust Account to pay such shareholders. In connection with the Fifth Extension, an aggregate of $83,288 (approximately $0.10 per remaining share) was added to the Trust Account as of September 30, 2023.

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

Unless further extended, the Company will have until May 12, 2024, to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company to pay its income or other tax obligations, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.

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

Securities Purchase Agreement

On August 23, 2023, Pubco executed a Securities Purchase Agreement (the “Securities Purchase Agreement”) with AOI, Edoc, and Arena Investors, LP, a Delaware limited partnership (the “Purchaser”). Pursuant to the terms and conditions of the Securities Purchase Agreement, the Purchaser agreed to purchase redeemable debentures (the “Debentures”) and warrants (the “Warrants”, and together with the Securities Purchase Agreement and the Debentures, the “Transaction Documents”) of Pubco for the aggregate subscription amount of up to $7,000,000, at and after the closing of the business combination between Edoc, AOI, and Pubco. The Securities Purchase Agreement contemplates funding of the investment (the “Investment” or the “PIPE”) across three tranches:

(i)	The first closing amount of $2,000,000 will be invested upon the Closing of the Business Combination, which will be the first closing date of the Investment (the “First Closing Date”), in exchange for a Debenture to be issued by Pubco for the principal amount of $2,222,222, reflecting that such Debenture is to be issued with a 10% original issue discount to the face amount thereof;

(ii)	The second closing amount of $2,500,000 will be invested on the 60th trading day following the First Registration Statement Effectiveness Date filed by Pubco after the closing of the Business Combination, which will be the second closing date of the Investment (the “Second Closing Date”), in exchange for a Debenture to be issued by Pubco for the principal amount of $2,777,777, reflecting that such Debenture is to be issued with a 10% original issue discount to the face amount thereof provided that all conditions to the Purchaser’s obligation set forth in Section 3.2(a) of the Securities Purchase Agreement and Pubco’s obligation set forth in Section 3.2(b) have been satisfied or waived on or prior to the Second Closing Date and the respective obligations to consummate the Second Closing shall be contingent on the satisfaction of the following additional considerations, unless the parties mutually agree to waive any such condition: (1) the 30-Day VWAP of Pubco’s ordinary shares (the “Pubco Ordinary Shares”) as of the last trading day immediately preceding the 60th calendar day following the First Registration Effectiveness Date is greater than $3.00 per share, and (2) the median daily turnover of the Pubco Ordinary Shares on Pubco’s principal trading market for the thirty (30) consecutive trading period ended as of the last trading day immediately preceding the 60th calendar day following the First Registration Statement Effectiveness Date is greater than $200,000; and

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

(iii)	The third closing amount of $2,500,000 will be invested on the 60th trading day following the Second Registration Statement Effectiveness Date filed by Pubco, which will be the third closing date of the Investment (the “Third Closing Date”), in exchange for a Debenture to be issued by Pubco for the principal amount of $2,777,777, reflecting that such Debenture is to be issued with a 10% original issue discount to the face amount thereof provided that all conditions to the PIPE Investor’s obligations set forth in Section 3.3(a) of the Securities Purchase Agreement and Pubco’s obligation set forth in Section 3.3(b) have been satisfied or waived on or prior to the Third Closing Date and the respective obligations to consummate the Third Closing shall be contingent on the satisfaction of the following additional conditions, unless the Parties mutually agree to waive any such condition: (1) the 30-Day VWAP of Pubco’s ordinary shares (the “Pubco Ordinary Shares”) as of the last trading day immediately preceding the 60th calendar day following the Second Registration Effectiveness Date is greater than $3.00 per share, and (2) the median daily turnover of the Pubco Ordinary Shares on Pubco’s principal trading market for the thirty (30) consecutive trading period ended as of the last trading day immediately preceding the 60th calendar day following the Second Registration Statement Effectiveness Date is greater than $200,000.

Each Debenture will mature on the date that is eighteen (18) months (the “Maturity Date”) from the First Closing Date and is convertible at any time at the holder’s option at a conversion price of 92.5% of the average of the three (3) lowest daily VWAP of the Pubco Ordinary Shares for the ten (10) consecutive Trading Day period ending on such Conversion Date, subject to adjustment and certain floor prices for each tranche of the Debenture (the “Conversion Price”).

As additional consideration for the purchase of the Debentures, Pubco will issue to the Purchaser, simultaneously with the issuance of each debenture on the applicable closing date, a warrant to purchase Pubco Ordinary Shares (such shares, the “Warrant Shares”), whereby each Warrant shall provide the Purchaser the right to purchase the number of Warrant Shares equal to 25% of the total principal amount of the related Debenture purchased by the Purchase on the applicable closing date at an initial exercise price of the Conversion Price, subject to adjustment upon the occurrence of certain events as set forth in the Warrant. The Warrants are exercisable for a period of five years and will be subject to cashless exercise if the applicable registration statements are not declared effective within 6 months of Pubco’s initial drawdown.

Interest shall accrue on the outstanding principal amount of the Debentures from and including the original issue date at the rate of zero percent (0%) per annum, or upon the occurrence and during the continuance of an event of default, two percent (2%). In addition, if at any time after the Maturity Date any portion of the Debentures remains outstanding, the Purchaser may elect to convert all or any portion of the amount outstanding under the Debentures into Pubco Ordinary Shares at the Conversion Price.

The Debentures will be secured by (i) a first priority lien on all tangible and intangible assets owned or acquired by Pubco, (ii) a guarantee by Pubco, and (iii) a guarantee by each of Pubco’s direct and indirect subsidiaries and will be subordinate to Pubco’s $14 million note provided by the Commonwealth Bank of Australia.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic, the Russia-Ukraine war and the Israeli-Palestinian war on the industry and has concluded that while it is reasonably possible that the virus and the war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these interim unaudited condensed financial statements. The interim unaudited condensed financial statements do not include any adjustments that might results from the outcome of these uncertainties.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On September 25, 2023, we received the September 2023 Nasdaq Notice from the staff (the “Staff”) of the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) notifying us that we are not in compliance with Nasdaq Listing Rule 5550(a)(3) (the “Minimum Public Holders Requirement”), which requires the Company to maintain at least 300 total public holders for continued listing on the Nasdaq Capital Market. The notification received has no immediate effect on the Company’s Nasdaq listing.

In accordance with Nasdaq rules, we had 45 calendar days, or until November 9, 2023, to submit a plan to regain compliance with the Minimum Public Holders Requirement. As of the filing date of this quarterly report on the Form 10-Q, we have not regained compliance with the Minimum Public Holders Requirement. We submitted a compliance plan on November 9, 2023.

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

Going Concern

As of September 30, 2023, the Company had $11,812 in the operating bank account and working capital deficit of $6,219,439.

On November 10, 2021, the Company issued an interest-bearing convertible promissory to the Sponsor in the amount of $900,000. As of September 30, 2023, $900,000 was drawn on the note and the fair value of the note outstanding, including accrued interest of $68,055, was $928,028.

On February 13, 2022, the Company issued a non-interest-bearing convertible promissory note in the principal amount of up to $750,000 to the Sponsor. As of September 30, 2023, $750,000 was drawn on the note and the fair value of the note outstanding was $718,020.

On August 25, 2022, the Company issued a non-interest-bearing promissory note in the aggregate principal amount of up to $202,460 to the Sponsor. As of September 30, 2023, $202,460 was drawn on the note.

On October 6, 2022, the Company issued a non-interest-bearing promissory note in the aggregate principal amount of up to $500,000 to the Sponsor. As of September 30, 2023, $500,000 was drawn on the note.

On November 16, 2022, the Company issued a non-interest-bearing promissory note in the aggregate amount of up to $303,994 to the Sponsor. As of September 30, 2023, $303,994 was drawn on the note.

On January 10, 2023, the Company issued a non-interest-bearing promissory note in the aggregate amount of up to $450,000 to the Sponsor. As of September 30, 2023, $276,006 was drawn on the note.

On February 14, 2023, the Company issued a non-interest-bearing promissory note in the aggregate amount of up to $256,313 to the Sponsor. As of September 30, 2023, $213,595 was drawn on the note.

On April 25, 2023, the Company issued a non-interest-bearing promissory note in the principal amount of up to $175,000 to the Sponsor. As of September 30, 2023, $175,000 was drawn on the note.

On June 26, 2023, the Company issued a non-interest-bearing promissory note in the principal amount of up to $250,000 to the Sponsor. As of September 30, 2023, $145,000 was drawn on the note.

On August 15, 2023, the Company issued a non-interest-bearing promissory note in the principal amount of up to $124,932 to the Sponsor. As of September 30, 2023, $83,288 was drawn on the note.

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

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by May 12, 2024 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. The Company intends to continue to complete a Business Combination before the mandatory liquidation date. These interim unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts or mutual fund accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of September 30, 2023 and December 31, 2022, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

Investment Held in Trust Account

As of September 30, 2023, all of the assets held in the Trust account were held in cash. As of December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. During the period January 1, 2023 to September 30, 2023 and January 1, 2022 to December 31, 2022, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.

On November 9, 2021, the Sponsor requested that the Company extend the date by which the Company has to consummate a Business Combination from November 12, 2021 to February 12, 2022 (the “First Extension”). The First Extension was the first of up to two three-month extensions permitted under the Company’s governing documents. On November 10, 2021, $900,000 ($0.10 per share) was added to the Trust Account for the First Extension of the Company. On February 9, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from February 12, 2022 to August 12, 2022 (the “Second Extension”). In connection with the approval of the Second Extension, shareholders elected to redeem an aggregate of 6,326,758 Ordinary Shares. As a result, an aggregate of $64,996,858 (or approximately ($10.27 per share) was released from the Trust Account to pay such shareholders. In connection with the Second Extension, $202,460 (approximately $0.10 per share) was added to the Trust Account. On August 12, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company has to complete a Business Combination from August 12, 2022 to February 12, 2023 (the “Third Extension”). In connection with the approval of the Third Extension, shareholders elected to redeem an aggregate of 646,617 Ordinary Shares. As a result, an aggregate of $6,660,150 (or approximately $10.30 per share) was released from the Trust Account to pay such shareholders. In connection with the Third Extension, $303,994 (approximately $0.15 per share), plus $835 of applicable interest was added to the Trust Account on January 24, 2023. On February 9, 2023, the Company held an extraordinary general meeting in lieu of an annual meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from February 12, 2023 to August 12, 2023 (the “Fourth Extension”). In connection with the approval of the Fourth Extension, shareholders elected to redeem an aggregate of 1,172,247 Class A ordinary shares. As a result, an aggregate of $12,554,008 (or approximately $10.71 per share) was released from the Trust Account to pay such shareholders. In connection with the Fourth Extension, $256,313 (approximately $0.30 per share) was added to the Trust Account as of September 30, 2023. On August 10, 2023, the Company held an extraordinary general meeting of shareholders to which the Company’s shareholders approved extending the date by which the Company has to consummate an initial business combination from August 12, 2023 to November 12, 2023 (“the Fifth Extension”). In connection with the approval of the Fifth Extension, shareholders holding 21,501 shares of the Company’s ordinary shares exercised their right to redeem such shares. As a result, an aggregate of $241,574 (or approximately $11.23 per shares) was released from the Trust Account to pay such shareholders. In connection with the Fifth Extension, an aggregate of $83,288 (approximately $0.10 per remaining share) was added to the Trust Account as of September 30, 2023. On November 6, 2023, the Company held an extraordinary general meeting in lieu of an annual meeting to which the Company’s shareholders approved extending the date by which the Company has to consummate an initial business combination from November 12, 2023 to May 12, 2024 (“the Sixth Extension”). In connection with the Sixth Extension, shareholders holding 16,670 shares of the Company’s ordinary shares exercised their right to redeem such shares. As a result, an aggregate of $191,551 (or approximately $11.49 per shares) was released from the Trust Account to pay such shareholders and $40,810 (approximately $0.05 per share) was added to the Trust Account.

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

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

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

On February 9, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from February 12, 2022 to August 12, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,326,758 Ordinary Shares. As a result, an aggregate of $64,996,858 (or approximately $10.27 per share) was released from the Trust Account to pay such shareholders. On August 12, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company has to complete a Business Combination from August 12, 2022 to February 12, 2023. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 646,617 Ordinary Shares. As a result, an aggregate of $6,660,150 (or approximately $10.30 per share) was released from the Trust Account to pay such shareholders. On February 9, 2023, the Company held an extraordinary general meeting in lieu of an annual meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from February 12, 2023 to August 12, 2023. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 1,172,247 Class A ordinary shares. As a result, an aggregate of $12,554,008 (or approximately $10.71 per share) was released from the Trust Account to pay such shareholders. On August 10, 2023, the Company held an extraordinary general meeting of shareholders to which the Company’s shareholders approved extending the date by which the Company has to consummate an initial business combination from August 12, 2023 to November 12, 2023. In connection with the approval of the extension, shareholders holding 21,501 shares of the Company’s ordinary shares exercised their right to redeem such shares. As a result, an aggregate of $241,574 (or approximately $11.23 per shares) was released from the Trust Account to pay such shareholders. Accordingly, as of September 30, 2023 and December 31, 2022, 832,877 and 2,026,625 shares of Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity outside of the shareholders’ deficit section of the Company’s balance sheets.

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

As of September 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$90,000,000
Less:
Ordinary share issuance costs	(3,246,381)
Plus:
Fair value adjustment of carrying value to redemption value	5,705,929
Contingently redeemable ordinary shares at December 31, 2021	$92,459,548
Less:
Redemption of 6,326,758 shares	(64,996,858)
Redemption of 646,617 shares	(6,660,150)
Plus:
Fair value adjustment of carrying value to redemption value	516,615
Contingently redeemable ordinary shares at December 31, 2022	21,319,155
Less:
Redemption of 1,193,748 shares	(12,795,582)
Plus:
Fair value adjustment of carrying value to redemption value	971,392
Contingently redeemable ordinary shares at September 30, 2023	$9,494,965

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing the net loss by the weighted average number of ordinary shares outstanding for each of the periods. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from loss per share as the redemption value approximates fair value.

Changes in fair value are not considered a dividend of the purposes of the numerator in the loss per share calculation. The calculation of diluted loss per ordinary share does not consider the effect of the warrants and rights issued in connection with the IPO since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants and rights are exercisable for 6,137,400 shares of Class A ordinary shares in the aggregate.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Ordinary shares subject to possible redemption
Numerator:
Net loss allocable to Class A ordinary shares subject to possible redemption	$(58,404)	$(104,924)	$(258,568)	$(3,685,244)
Denominator:
Weighted Average Redeemable Class A Ordinary shares, Basic and Diluted	843,861	2,349,934	1,035,474	3,491,286
Basic and Diluted net loss per share, Redeemable Class A Ordinary shares	$(0.07)	$(0.04)	$(0.25)	$(1.06)

Non-Redeemable Ordinary shares
Numerator:
Net loss allocable to Non-redeemable Class A and Class B ordinary shares not subject to redemption	$(194,067)	$(125,199)	$(700,186)	$(2,959,776)
Denominator:
Weighted Average Non-Redeemable Class A and Class B Ordinary shares, Basic and Diluted	2,804,000	2,804,000	2,804,000	2,804,000
Basic and diluted net loss per share, ordinary shares	$(0.07)	$(0.04)	$(0.25)	$(1.06)

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

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In September 2020, the Sponsor subscribed for 2,875,000 shares of the Company’s Class B ordinary shares for $25,000, or approximately $0.01 per share, in connection with formation. On November 9, 2020, the Sponsor surrendered an aggregate of 287,500 founder shares, which were cancelled, resulting in an aggregate of 2,587,500 founder shares outstanding and held by the Sponsor. The founder shares included an aggregate of up to 337,500 shares subject to forfeiture if the over-allotment option was not exercised by the underwriters in full. On December 24, 2020, 337,500 shares were forfeited as the over-allotment option was not exercised by the underwriters. On March 7, 2023, the Company issued an aggregate of 1,685,152 of the Company’s Class A ordinary shares to the Sponsor upon the conversion of an equal number of the Company’s Class B ordinary shares held by the Sponsor. On March 7, 2023, the Company also issued an aggregate of 564,847 of the Company’s Class A ordinary shares to Sea Otter Securities, Stitching Juridisch Eigendom Mint Tower Arbitrage Fund, Feis Equities, LLC, Yakira Capital Management, Inc., Yakira Enhanced Offshore Fund, Yakira Partners LP, MAP 136 Segregated Portfolio, and Meteora Capital Partners, LP (collectively, “the Backstop Investors) upon the conversion of an equal number of the Company’s Class B ordinary shares held by the Backstop Investors. As a result, as of September 30, 2023, there was 1 Class B ordinary share issued and outstanding.

Promissory Notes—Related Party

In September 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of September 30, 2021, or the closing of the IPO. As of November 12, 2020, the Sponsor had loaned to the Company an aggregate of $177,591 under the promissory note to pay for formation costs and a portion of the expenses of the IPO. The note was repaid in full in connection with the closing of the initial public offering, and as of September 30, 2023 and December 31, 2022 respectively, no amounts were outstanding. Borrowings under this note are no longer available.

On August 25, 2022, the Company issued a promissory note (the “August 2022 Note”) in the aggregate principal amount of up to $202,460 to the Sponsor, pursuant to which the Extension Funds will be deposited into the Company’s trust account for each Class A ordinary share of the Company that was not redeemed in connection with the extension of the Company’s termination date from August 12, 2022 to February 12, 2023. The principal amount of the August 2022 Note may be drawn down in three equal amounts and the balance of the August 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of September 30, 2023, $202,460 was outstanding under the August 2022 Note.

On October 6, 2022, the Company issued a promissory note in the principal amount of up to $500,000 to the Sponsor (the “October 2022 Note”). The Note was issued in connection with advances the Sponsor may make in the future to the Company for working capital expenses. The note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. As of September 30, 2023, $500,000 was outstanding under the October 2022 Note.

On November 16, 2022, the Company issued a promissory note in the principal amount of up to $303,994 to the Sponsor (the “November 2022 Note”), pursuant to which the Extension Funds will be deposited into the Company’s trust account for each unredeemed Class A ordinary share of the Company that was not redeemed in connection with the extension of the Company’s termination date from August 12, 2022 to February 12, 2023. The principal amount of the November 2022 Note may be drawn down in three equal payments of $101,331 per withdrawal between the 12th and 19th of each November and December 2022 and January 2023 and the balance of the November 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of September 30, 2023, there was $303,994 outstanding under the November 2022 Note.

On January 10, 2023, the Company issued a promissory note (the “January 2023 Note”) in the principal amount of up to $450,000 to the Sponsor for working capital purposes. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. As of September 30, 2023 there was $276,006 outstanding on the January 2023 Note.

On February 14, 2023, the Company issued a non-interest-bearing promissory note in the aggregate amount of up to $256,313 to the Sponsor (the “February 2023 Note”), pursuant to which the Extension Funds will be deposited into the Company’s trust account for each unredeemed Class A ordinary share of the Company that was not redeemed in connection with the extension of the Company’s termination date from February 12, 2023 to August 12, 2023. As of September 30, 2023, $213,595 was drawn on the note.

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

On April 25, 2023, the Company issued a promissory note (the “April 2023 Note”) in the principal amount of up to $175,000 to the Sponsor for working capital purposes. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. As of September 30, 2023 there was $175,000 outstanding on the April 2023 Note.

On June 26, 2023, the Company issued a promissory note (the “June 2023 Note”) in the principal amount of up to $250,000 to the Sponsor for working capital purposes. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. As of September 30, 2023 there was $145,000 outstanding on the June 2023 Note.

On August 15, 2023, the Company issued a non-interest bearing promissory note (the “August 2023 Note”) in the principal amount of up to $124,932 to the Sponsor pursuant to which the Extension Funds will be deposited into the Company’s Trust Account for each unredeemed Class A ordinary share of the Company that was not redeemed in connection with the extension of the Company’s termination date from August 12, 2023 to May 12, 2024. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. As of September 30, 2023, $83,288 was drawn on the note.

Convertible Promissory Notes - Related Party Extension Loans and Working Capital Loans

On November 9, 2021, the Company’s board of directors approved the first extension of the date by which the Company has to consummate a Business Combination from November 12, 2021, to February 12, 2022. In connection with the extension, the Sponsor deposited into the Trust Account $0.10 for each of the 9,000,000 shares issued in the Initial Public Offering, for a total of $900,000. The Company issued the Sponsor an interest bearing unsecured promissory note (the “November 2021 Note”) in the principal amount of $900,000 which is payable by the Company upon the earlier of the consummation of the Business Combination or the liquidation of the Company on or before February 12, 2023 (unless such date is extended by the Company’s board of directors). Simple interest will accrue on the unpaid principal balance of the November 2021 Note at the rate of 4% per annum based on 365 days a year. The November 2021 Note may be repaid in cash or convertible into units consisting of one ordinary share, one right exchangeable into one-tenth of one ordinary share, and one warrant exercisable for one-half of one ordinary share at $11.50 per share equal to (x) the portion of the principal amount of and accrued interest under the November 2021 Note being converted divided by (y) $10.00 rounded up to the nearest whole number of units. As of September 30, 2023 and December 31, 2022, $900,000 was outstanding under the November 2021 Note. For the period ended September 30, 2023 and December 31, 2022, $68,055 and $41,129 of interest was accrued on the November 2021 Note, respectively.

On February 13, 2022, the Company issued a promissory note (the “February 2022 Note”) in the principal amount of up to $750,000 to American Physicians LLC. The February 2022 Note was issued in connection with advances the Sponsor has made to the Company for working capital expenses. The February 2022 Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. At the election of the Sponsor, up to $600,000 of the unpaid principal amount of the February 2022 Note may be converted into units of the Company, each unit consisting of one Class A share of the Company, one right exchangeable into one-tenth of one Class A ordinary share and one warrant exercisable for one-half of one Class A ordinary share of the Company upon the consummation of an initial Business Combination (the “Conversion Units”), equal to (x) the portion of the principal amount of the February 2022 Note being converted, divided by (y) $10.00 rounded up to the nearest whole number of units. The Conversion Units are identical to the units issued by the Company to the Sponsor in a private placement in connection with the Company’s initial public offering. The Conversion Units and their underlying securities are entitled to the registration rights set forth in the February 2022 Note. As of September 30, 2023, $750,000 was outstanding under the February 2022 Note.

Changes in the estimated fair value of the November 2021 Note and the February 2022 Note were recognized as non-cash change in the fair value of the convertible promissory note in the statements of operations.

Administrative Support Agreement

The Company agreed, for a period commencing on November 9, 2020, and ending upon completion of the Company’s Business Combination or its liquidation, to pay the Company’s Sponsor a monthly fee of $10,000 for office space, utilities and secretarial and administrative support. Since the initial public offering, the Company has not made any payments under the agreement and has paid for services rendered and expenses advanced by the Sponsor on an as-needed basis. Effective March 31, 2021, the Company and Sponsor terminated the agreement and agreed to waive any accrued fees from inception. As of September 30, 2023 and December 31, 2022, no fees were due to the Sponsor.

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

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

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

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

Open Market Purchases

Our sponsor entered into an agreement in accordance with the guidelines of Rule 10b5-1 under the Exchange Act, to place limit orders, through ED&F Man Capital Markets Inc., an independent broker-dealer registered under Section 15 of the Exchange Act which is not affiliated with us nor part of the underwriting or selling group, to purchase an aggregate of up to 3,750,000 of our rights in the open market at market prices, and not to exceed $0.20 per right during the period commencing on the later of (i) December 10, 2020, the date separate trading of the rights commenced or (ii) sixty calendar days after the end of the “restricted period” under Regulation M, continuing until the date that was the earlier of (a) November 9, 2021 and (b) the date that we announced that we had entered into a definitive agreement in connection with our initial Business Combination, or earlier in certain circumstances as described in the limit order agreement. The limit orders required such members of our sponsor to purchase any rights offered for sale (and not purchased by another investor) at or below a price of $0.20, until the earlier of (x) the expiration of the buyback period or (y) the date such purchases reach 3,750,000 rights in total. Our sponsor would not have any discretion or influence with respect to such purchases and will not be able to sell or transfer any rights purchased in the open market pursuant to such agreements until following the consummation of a Business Combination. It was intended that the broker’s purchase obligation would be subject to applicable law, including Regulation M under the Exchange Act, which may prohibit or limit purchases pursuant to the limit order agreement in certain circumstances. I-Bankers also agreed to purchase up to 1,250,000 of our rights in the open market at market prices not to exceed $0.20 per right, on substantially similar terms as our sponsor. The obligations to make any such purchases expired on November 9, 2021, and as of September 30, 2023, no limit orders were placed by our sponsor or I-Bankers.

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

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

Securities Purchase Agreement

On August 23, 2023, Pubco executed a Securities Purchase Agreement (the “Securities Purchase Agreement”) with AOI, Edoc, and Arena Investors, LP, a Delaware limited partnership (the “Purchaser”). Pursuant to the terms and conditions of the Securities Purchase Agreement, the Purchaser agreed to purchase redeemable debentures (the “Debentures”) and warrants (the “Warrants”, and together with the Securities Purchase Agreement and the Debentures, the “Transaction Documents”) of Pubco for the aggregate subscription amount of up to $7,000,000, at and after the closing of the business combination between Edoc, AOI, and Pubco. The Securities Purchase Agreement contemplates funding of the investment (the “Investment” or the “PIPE”) across three tranches:

(iv)	The first closing amount of $2,000,000 will be invested upon the Closing of the Business Combination, which will be the first closing date of the Investment (the “First Closing Date”), in exchange for a Debenture to be issued by Pubco for the principal amount of $2,222,222, reflecting that such Debenture is to be issued with a 10% original issue discount to the face amount thereof;

(v)	The second closing amount of $2,500,000 will be invested on the 60th trading day following the First Registration Statement Effectiveness Date filed by Pubco after the closing of the Business Combination, which will be the second closing date of the Investment (the “Second Closing Date”), in exchange for a Debenture to be issued by Pubco for the principal amount of $2,777,777, reflecting that such Debenture is to be issued with a 10% original issue discount to the face amount thereof provided that all conditions to the Purchaser’s obligation set forth in Section 3.2(a) of the Securities Purchase Agreement and Pubco’s obligation set forth in Section 3.2(b) have been satisfied or waived on or prior to the Second Closing Date and the respective obligations to consummate the Second Closing shall be contingent on the satisfaction of the following additional considerations, unless the parties mutually agree to waive any such condition: (1) the 30-Day VWAP of Pubco’s ordinary shares (the “Pubco Ordinary Shares”) as of the last trading day immediately preceding the 60th calendar day following the First Registration Effectiveness Date is greater than $3.00 per share, and (2) the median daily turnover of the Pubco Ordinary Shares on Pubco’s principal trading market for the thirty (30) consecutive trading period ended as of the last trading day immediately preceding the 60th calendar day following the First Registration Statement Effectiveness Date is greater than $200,000; and

(vi)	The third closing amount of $2,500,000 will be invested on the 60th trading day following the Second Registration Statement Effectiveness Date filed by Pubco, which will be the third closing date of the Investment (the “Third Closing Date”), in exchange for a Debenture to be issued by Pubco for the principal amount of $2,777,777, reflecting that such Debenture is to be issued with a 10% original issue discount to the face amount thereof provided that all conditions to the PIPE Investor’s obligations set forth in Section 3.3(a) of the Securities Purchase Agreement and Pubco’s obligation set forth in Section 3.3(b) have been satisfied or waived on or prior to the Third Closing Date and the respective obligations to consummate the Third Closing shall be contingent on the satisfaction of the following additional conditions, unless the Parties mutually agree to waive any such condition: (1) the 30-Day VWAP of Pubco’s ordinary shares (the “Pubco Ordinary Shares”) as of the last trading day immediately preceding the 60th calendar day following the Second Registration Effectiveness Date is greater than $3.00 per share, and (2) the median daily turnover of the Pubco Ordinary Shares on Pubco’s principal trading market for the thirty (30) consecutive trading period ended as of the last trading day immediately preceding the 60th calendar day following the Second Registration Statement Effectiveness Date is greater than $200,000.

Each Debenture will mature on the date that is eighteen (18) months (the “Maturity Date”) from the First Closing Date and is convertible at any time at the holder’s option at a conversion price of 92.5% of the average of the three (3) lowest daily VWAP of the Pubco Ordinary Shares for the ten (10) consecutive Trading Day period ending on such Conversion Date, subject to adjustment and certain floor prices for each tranche of the Debenture (the “Conversion Price”).

As additional consideration for the purchase of the Debentures, Pubco will issue to the Purchaser, simultaneously with the issuance of each debenture on the applicable closing date, a warrant to purchase Pubco Ordinary Shares (such shares, the “Warrant Shares”), whereby each Warrant shall provide the Purchaser the right to purchase the number of Warrant Shares equal to 25% of the total principal amount of the related Debenture purchased by the Purchase on the applicable closing date at an initial exercise price of the Conversion Price, subject to adjustment upon the occurrence of certain events as set forth in the Warrant. The Warrants are exercisable for a period of five years and will be subject to cashless exercise if the applicable registration statements are not declared effective within 6 months of Pubco’s initial drawdown.

Interest shall accrue on the outstanding principal amount of the Debentures from and including the original issue date at the rate of zero percent (0%) per annum, or upon the occurrence and during the continuance of an event of default, two percent (2%). In addition, if at any time after the Maturity Date any portion of the Debentures remains outstanding, the Purchaser may elect to convert all or any portion of the amount outstanding under the Debentures into Pubco Ordinary Shares at the Conversion Price.

The Debentures will be secured by (i) a first priority lien on all tangible and intangible assets owned or acquired by Pubco, (ii) a guarantee by Pubco, and (iii) a guarantee by each of Pubco’ direct and indirect subsidiaries and will be subordinate to Pubco’s $14 million note provided by the Commonwealth Bank of Australia.

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

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

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

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

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preferred shares at par value of $0.0001 each. On September 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. On March 7, 2023, the Company issued an aggregate of 1,685,152 of the Company’s Class A ordinary shares to the Sponsor upon the conversion of an equal number of the Company’s Class B ordinary shares held by the Sponsor. On March 7, 2023, the Company also issued an aggregate of 564,847 of the Company’s Class A ordinary shares to Sea Otter Securities, Stitching Juridisch Eigendom Mint Tower Arbitrage Fund, Feis Equities, LLC, Yakira Capital Management, Inc., Yakira Enhanced Offshore Fund, Yakira Partners LP, MAP 136 Segregated Portfolio, and Meteora Capital Partners, LP (collectively, “the Backstop Investors) upon the conversion of an equal number of the Company’s Class B ordinary shares held by the Backstop Investors. As a result, as of September 30, 2023 and December 31, 2022, there were 2,803,999 and 554,000 Class A ordinary shares issued and outstanding, excluding 832,877 and 2,026,625 Class A ordinary shares subject to possible redemption which are presented as temporary equity, respectively.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. In September 2020, the Sponsor subscribed 2,875,000 shares of the Company’s Class B ordinary shares for $25,000, or approximately $0.01 per share, in connection with formation. On November 9, 2020, the founders surrendered an aggregate of 287,500 Class B ordinary shares for no consideration, resulting in an aggregate of 2,587,500 Class B ordinary shares issued and outstanding. On December 24, 2020, 337,500 shares were forfeited as the over-allotment option was not exercised by the underwriters, resulting in an aggregate 2,250,000 Class B ordinary shares issued and outstanding at December 31, 2022. On March 7, 2023, the Company issued an aggregate of 1,685,152 of the Company’s Class A ordinary shares to the Sponsor upon the conversion of an equal number of the Company’s Class B ordinary shares held by the Sponsor. On March 7, 2023, the Company also issued an aggregate of 564,847 of the Company’s Class A ordinary shares to Sea Otter Securities, Stitching Juridisch Eigendom Mint Tower Arbitrage Fund, Feis Equities, LLC, Yakira Capital Management, Inc., Yakira Enhanced Offshore Fund, Yakira Partners LP, MAP 136 Segregated Portfolio, and Meteora Capital Partners, LP (collectively, “the Backstop Investors”) upon the conversion of an equal number of the Company’s Class B ordinary shares held by the Backstop Investors. As a result, as of September 30, 2023, there was 1 Class B ordinary share issued and outstanding.

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, approximates the carrying amounts represented in the balance sheets as of September 30, 2023 and December 31, 2022. The fair values of cash and cash equivalents, prepaid assets, accounts payable and accrued expenses are estimated to approximate the carrying values as of September 30, 2023 and December 31, 2022, due to the short maturities of such instruments.

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2023	Level	December 31, 2022
Assets:
U.S. Money Market Funds Held in Trust Account	1	$—	1	$21,319,155
Liabilities:
Warrant liability—Private Warrants	3	14,370	3	20,623
Warrant liability—Representative’s Warrants	3	—	3	2,634
Convertible Promissory Notes	3	1,646,048	3	1,512,412

Investment Held in Trust Account

As of September 30, 2023 and December 31, 2022, investments in the Company’s Trust Account consisted of $9,494,965 and $21,319,155 in cash and U.S. Money Market funds, respectively.

There were no transfers between Levels 1, 2 or 3 during the period ended September 30, 2023 and December 31, 2022. Level 1 instruments include investments in money markets and Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

There were no transfers between Levels 1, 2 or 3 during the period ended September 30, 2023 and December 31, 2022.

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

The following table provides quantitative information regarding Level 3 fair value measurements for Private Warrants as of September 30, 2023 and December 31, 2022. The Representative’s Warrants were valued using similar information, except for strike price which is at $12.

	September 30, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Share price	$11.39	$10.50
Volatility	de minimis	8.0%
Expected life	0.86	0.70
Risk-free rate	5.48%	4.75%
Dividend yield	-%	-%

The following table presents a summary of the changes in the fair value of the Private Warrants and Representative’s Warrants, a Level 3 liability, measured on a recurring basis.

	Private Warrants	Representative’s Warrants	Warrant Liability
Fair value as of December 31, 2022	$20,623	$2,634	$23,257
Change in fair value (1)	(9,657)	(2,634)	(12,291)
Fair value as of March 31, 2023	$10,966	$-	$10,966
Change in fair value (1)	(4,260)	-	(4,260)
Fair value as of June 30, 2023	$6,706	$-	$6,706
Change in fair value (1)	7,664	-	7,664
Fair value as of September 30, 2023	$14,370	$-	$14,370

(1)	Represents the non-cash gain on change in valuation of the Private Warrants and Representative’s Warrants and is included in Change in fair value of warrant liability on the statements of operations.

Convertible Promissory Notes

The convertible promissory notes were valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The estimated fair value of the Convertible Promissory Notes was based on the following significant inputs:

	September 30, 2023	December 31, 2022
Risk-free interest rate	5.55%	4.43%
Time to Expiration (in years)	0.22	0.26
Expected volatility	4.3%	4.0%
Dividend yield	0.00%	0.00%
Stock Price	$11.51	$10.63
Probability of transaction	85.0%	85.0%

EDOC ACQUISTION CORP.

NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS

Unaudited

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Note:

Fair value as of December 31, 2021	$975,324
Proceeds received through Convertible Promissory Note	750,000
Interest accrued	36,102
Proceeds in excess of fair value	(109,078)
Change in fair value	(139,936)
Fair value as of December 31, 2022	1,512,412
Interest accrued at 4% per annum based on 365 in a year	8,876
Change in fair value	38,414
Fair value as of March 31, 2023	$1,559,702
Interest accrued at 4% per annum based on 365 in a year	8,976
Change in fair value	92,265
Fair value as of June 30, 2023	$1,660,943
Interest accrued at 4% per annum based on 365 in a year	9,074
Change in fair value	(23,969)
Fair value as of September 30, 2023	$1,646,048

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the period ended September 30, 2023 for the Convertible Promissory Note.

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

On October 18, 2023, the Company paid an extension payment of $41,644 to the Trust account.

On November 6, 2023, the Company held an extraordinary general meeting in lieu of an annual meeting (the “Sixth Extension Meeting”) to amend the Company’s Amended and restated memorandum and articles of association (the “Charter Amendment”) to extend the date by which the Company has to consummate an initial business combination from November 12, 2023 to May 12, 2024 (“the Sixth Extension”). In connection with the Sixth Extension Meeting, shareholders holding 16,670 shares of the Company’s ordinary shares exercised their right to redeem such shares. As a result, an aggregate of $191,551 (or approximately $11.49 per shares) was released from the Trust Account to pay such shareholders.

On November 8, 2023, the Company issued a promissory note in the aggregate amount of up to $122,431.05 to the Sponsor (the “Extension Funds”) pursuant to which the Extension Funds will be deposited into the Company’s Trust account for the benefit of each Class A ordinary share of the Company that was not redeemed in connection with the extension of the Company’s termination date from November 12, 2023 to May 12, 2024. On November 15, 2023, the Company paid an extension payment of $40,810 to the Trust account.

November 2023 Nasdaq Notice

On November 10, 2023, we received the Second Nasdaq Notice from the Staff indicating that the Company failed to comply with Nasdaq IM-5101-2, which requires that a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement.

Additionally, as stated above, on September 25, 2023, Nasdaq notified the Company that it did not comply with the Minimum Public Holders Requirement. As of the filing date of this quarterly report on the Form 10-Q, we have not regained compliance with the Minimum Public Holders Requirement. Pursuant to the November 2023 Nasdaq Notice, this deficiency serves as an additional basis for delisting the Company’s securities from Nasdaq.

Pursuant to the November 2023 Nasdaq Notice, unless the Company timely requests a hearing before the Panel, the Company’s securities would be subject to suspension and delisting from The Nasdaq Capital Market at the opening of business on November 21, 2023, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on Nasdaq. We submitted a hearing request before the Nasdaq Hearings Panel (the “Panel”) on November 17, 2023, and a hearing has been scheduled for February 22, 2024.

On November 28, 2023, the Company issued a promissory note in the principal amount of up to $250,000 to our sponsor. This note was issued in connection with advances our sponsor may make in the future to the Company for working capital expenses. This note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective.

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

On August 12, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company has to complete a business combination from August 12, 2022 to February 12, 2023. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 646,617 Ordinary Shares. As a result, an aggregate of $6,660,150 (or approximately $10.30 per share) was released from the Trust Account to pay such shareholders. In connection with the extension, the Sponsor deposited into the Trust Account approximately $0.10 for each of the 2,026,625 shares issued in the Public Offering, for a total of $202,460, and intends to deposit approximately $0.15 for each such share for a total of $303,994 (plus any applicable interest) during the week of January 23, 2023. On August 25, 2022, the Company issued a non-interest-bearing promissory note (the “August 2022 Note”) in the aggregate principal amount of up to $202,460 to the Sponsor. The principal amount of the August 2022 Note may be drawn down in three equal amounts and the balance of the August 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of September 30, 2023, $202,460 was outstanding under the August 2022 Note.

On October 6, 2022, the Company issued a non-interest-bearing promissory note (the “October 2022 Note”) in the principal amount of up to $500,000 to the Sponsor. The principal balance of the October 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of September 30, 2023, $500,000 was outstanding under the October 2022 Note.

On November 16, 2022, the Company issued a non-interest-bearing promissory note (the “November 2022 Note”) in the principal amount of up to $303,994 to our Sponsor, pursuant to which such funds would be deposited into the trust account for each Public Share that was not redeemed in connection with the Company’s termination date from August 12, 2022 to February 12, 2023. The principal amount of the November 2022 Note may be drawn down in three equal amounts and the balance of the November 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of September 30, 2023, there was $303,994 outstanding under the November 2022 Note.

On January 10, 2023, the Company issued a non-interest-bearing promissory note (the “January 2023 Note”) in the aggregate amount of up to $450,000 to the Sponsor. The principal amount of the January 2023 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of September 30, 2023, $276,006 was drawn on the note.

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

On February 14, 2023, the Company issued a non-interest-bearing promissory note (the “February 2023 Note”) in the aggregate amount of up to $256,313 to the Sponsor. The principal amount of the February 2023 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of September 30, 2023, $213,595 was drawn on the note.

On April 25, 2023, the Company issued a non-interest-bearing promissory note (the “April 2023 Note”) in the principal amount of up to $175,000 to the Sponsor for working capital purposes. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. As of September 30, 2023 there was $175,000 outstanding on the April 2023 Note.

On June 26, 2023, the Company issued a non-interest-bearing promissory note (the “June 2023 Note”) in the principal amount of up to $250,000 to the Sponsor for working capital purposes. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. As of September 30, 2023 there was $145,000 outstanding on the June 2023 Note.

On August 10, 2023, the Company held an extraordinary general meeting of shareholders (the “Fifth Extension Meeting”) to amend the Company’s Amended and restated memorandum and articles of association (the “Charter Amendment”) to extend the date by which the Company has to consummate an initial business combination from August 12, 2023 to November 12, 2023 (“the Fifth Extension”). In connection with the Fifth Extension Meeting, shareholders holding 21,501 shares of the Company’s ordinary shares exercised their right to redeem such shares. As a result, an aggregate of $241,574 (or approximately $11.23 per shares) was released from the Trust Account to pay such shareholders. In connection with the Fifth Extension, an aggregate of $83,288 (approximately $0.10 per remaining share) was added to the Trust Account as of September 30, 2023. As of October 20, 2023, an aggregate of $124,932 (or approximately $0.15 per share) was added to the Trust Account in connection with the Fifth Extension.

On August 15, 2023, the Company issued a non-interest bearing promissory note (the “August 2023 Note”) in the principal amount of up to $124,932 to the Sponsor pursuant to which the Extension Funds will be deposited into the Company’s Trust Account for each unredeemed Class A ordinary share of the Company that was not redeemed in connection with the extension of the Company’s termination date from August 12, 2023 to May 12, 2024. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective As of September 30, 2023, $83,288 was drawn on the note. As of November 15, 2023, $124,932 was drawn on the note.

On November 6, 2023, the Company held an extraordinary general meeting in lieu of an annual meeting (the “Sixth Extension Meeting”) to amend the Company’s Amended and restated memorandum and articles of association (the “Charter Amendment”) to extend the date by which the Company has to consummate an initial business combination from November 12, 2023 to May 12, 2024 (“the Sixth Extension”). In connection with the Sixth Extension Meeting, shareholders holding 16,670 shares of the Company’s ordinary shares exercised their right to redeem such shares. As a result, an aggregate of $191,551 (or approximately $11.49 per shares) was released from the Trust Account to pay such shareholders.

As of September 30, 2023, we had cash held in the Trust account for the benefit of the Company’s public shareholders of $9,494,965 (including $400,033 of interest earned since the IPO, net of $271,468 of interest paid for share redemptions). The trust fund account is invested in interest-bearing demand deposit account and the income earned on in the account is also for the benefit of our public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

September 2023 Nasdaq Notice

On September 25, 2023, we received the September 2023 Nasdaq Notice from the staff (the “Staff”) of the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) notifying us that we are not in compliance with Nasdaq Listing Rule 5550(a)(3) (the “Minimum Public Holders Requirement”), which requires the Company to maintain at least 300 total public holders for continued listing on the Nasdaq Capital Market.

In accordance with Nasdaq rules, we had 45 calendar days, or until November 9, 2023, to submit a plan to regain compliance with the Minimum Public Holders Requirement. As of the filing date of this quarterly report on the Form 10-Q, we have not regained compliance with the Minimum Public Holders Requirement. We submitted a compliance plan on November 9, 2023.

November 2023 Nasdaq Notice

On November 10, 2023, we received the November 2023 Nasdaq Notice from the Staff indicating that the Company failed to comply with Nasdaq IM-5101-2, which requires that a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement.

Additionally, as stated above, on September 25, 2023, Nasdaq notified the Company that it did not comply with the Minimum Public Holders Requirement. As of the filing date of this quarterly report on the Form 10-Q, we have not regained compliance with the Minimum Public Holders Requirement. Pursuant to the November 2023 Nasdaq Notice, this deficiency serves as an additional basis for delisting the Company’s securities from Nasdaq.

Pursuant to the November 2023 Nasdaq Notice, unless the Company timely requests a hearing before the Panel, the Company’s securities would be subject to suspension and delisting from The Nasdaq Capital Market at the opening of business on November 21, 2023, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on Nasdaq. We submitted a hearing request before the Nasdaq Hearings Panel (the “Panel”) on November 17, 2023, and a hearing has been scheduled for February 22, 2024.

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

For the three months ended September 30, 2023, we had a net loss of $252,471 consisting of formation and operating costs of $352,511, accrued interest on promissory note of $9,074 and change in fair value in warrant liabilities of $7,664 offset by a change in fair value in convertible promissory note of $23,969 and interest earned on marketable securities held in Trust Account of $92,809.

For the nine months ended September 30, 2023, we had a net loss of $958,754 consisting of formation and operating costs of $1,160,969, accrued interest on promissory note of $26,926, change in fair value of promissory note of $106,710, offset by change in the fair value of warrant liabilities of $8,887 and interest earned on marketable securities held in Trust Account of $326,964.

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

Securities Purchase Agreement

On August 23, 2023, Pubco executed a Securities Purchase Agreement (the “Securities Purchase Agreement”) with AOI, Edoc, and Arena Investors, LP, a Delaware limited partnership (the “Purchaser”). Pursuant to the terms and conditions of the Securities Purchase Agreement, the Purchaser agreed to purchase redeemable debentures (the “Debentures”) and warrants (the “Warrants”, and together with the Securities Purchase Agreement and the Debentures, the “Transaction Documents”) of Pubco for the aggregate subscription amount of up to $7,000,000, at and after the closing of the business combination between Edoc, AOI, and Pubco. The Securities Purchase Agreement contemplates funding of the investment (the “Investment” or the “PIPE”) across three tranches:

(vii)	The first closing amount of $2,000,000 will be invested upon the Closing of the Business Combination, which will be the first closing date of the Investment (the “First Closing Date”), in exchange for a Debenture to be issued by Pubco for the principal amount of $2,222,222, reflecting that such Debenture is to be issued with a 10% original issue discount to the face amount thereof;

(viii)	The second closing amount of $2,500,000 will be invested on the 60th trading day following the First Registration Statement Effectiveness Date filed by Pubco after the closing of the Business Combination, which will be the second closing date of the Investment (the “Second Closing Date”), in exchange for a Debenture to be issued by Pubco for the principal amount of $2,777,777, reflecting that such Debenture is to be issued with a 10% original issue discount to the face amount thereof provided that all conditions to the Purchaser’s obligation set forth in Section 3.2(a) of the Securities Purchase Agreement and Pubco’s obligation set forth in Section 3.2(b) have been satisfied or waived on or prior to the Second Closing Date and the respective obligations to consummate the Second Closing shall be contingent on the satisfaction of the following additional considerations, unless the parties mutually agree to waive any such condition: (1) the 30-Day VWAP of Pubco’s ordinary shares (the “Pubco Ordinary Shares”) as of the last trading day immediately preceding the 60th calendar day following the First Registration Effectiveness Date is greater than $3.00 per share, and (2) the median daily turnover of the Pubco Ordinary Shares on Pubco’s principal trading market for the thirty (30) consecutive trading period ended as of the last trading day immediately preceding the 60th calendar day following the First Registration Statement Effectiveness Date is greater than $200,000; and

(ix)	The third closing amount of $2,500,000 will be invested on the 60th trading day following the Second Registration Statement Effectiveness Date filed by Pubco, which will be the third closing date of the Investment (the “Third Closing Date”), in exchange for a Debenture to be issued by Pubco for the principal amount of $2,777,777, reflecting that such Debenture is to be issued with a 10% original issue discount to the face amount thereof provided that all conditions to the PIPE Investor’s obligations set forth in Section 3.3(a) of the Securities Purchase Agreement and Pubco’s obligation set forth in Section 3.3(b) have been satisfied or waived on or prior to the Third Closing Date and the respective obligations to consummate the Third Closing shall be contingent on the satisfaction of the following additional conditions, unless the Parties mutually agree to waive any such condition: (1) the 30-Day VWAP of Pubco’s ordinary shares (the “Pubco Ordinary Shares”) as of the last trading day immediately preceding the 60th calendar day following the Second Registration Effectiveness Date is greater than $3.00 per share, and (2) the median daily turnover of the Pubco Ordinary Shares on Pubco’s principal trading market for the thirty (30) consecutive trading period ended as of the last trading day immediately preceding the 60th calendar day following the Second Registration Statement Effectiveness Date is greater than $200,000.

Each Debenture will mature on the date that is eighteen (18) months (the “Maturity Date”) from the First Closing Date and is convertible at any time at the holder’s option at a conversion price of 92.5% of the average of the three (3) lowest daily VWAP of the Pubco Ordinary Shares for the ten (10) consecutive Trading Day period ending on such Conversion Date, subject to adjustment and certain floor prices for each tranche of the Debenture (the “Conversion Price”).

As additional consideration for the purchase of the Debentures, Pubco will issue to the Purchaser, simultaneously with the issuance of each debenture on the applicable closing date, a warrant to purchase Pubco Ordinary Shares (such shares, the “Warrant Shares”), whereby each Warrant shall provide the Purchaser the right to purchase the number of Warrant Shares equal to 25% of the total principal amount of the related Debenture purchased by the Purchase on the applicable closing date at an initial exercise price of the Conversion Price, subject to adjustment upon the occurrence of certain events as set forth in the Warrant. The Warrants are exercisable for a period of five years and will be subject to cashless exercise if the applicable registration statements are not declared effective within 6 months of Pubco’s initial drawdown.

Interest shall accrue on the outstanding principal amount of the Debentures from and including the original issue date at the rate of zero percent (0%) per annum, or upon the occurrence and during the continuance of an event of default, two percent (2%). In addition, if at any time after the Maturity Date any portion of the Debentures remains outstanding, the Purchaser may elect to convert all or any portion of the amount outstanding under the Debentures into Pubco Ordinary Shares at the Conversion Price.

The Debentures will be secured by (i) a first priority lien on all tangible and intangible assets owned or acquired by Pubco, (ii) a guarantee by Pubco, and (iii) a guarantee by each of Pubco’ direct and indirect subsidiaries and will be subordinate to Pubco’s $14 million note provided by the Commonwealth Bank of Australia.

Liquidity and Capital Resources

As of September 30, 2023, we had cash outside the Trust Account of $11,812 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem ordinary shares. As of September 30, 2023 and December 31, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

For the nine months ended September 30, 2023, cash used in operating activities was $554,368. Net loss of $958,754 was affected by accrued interest on promissory note of $26,926, change in fair value in warrant liabilities of $8,887, change in fair value in convertible promissory note of $106,710 and interest earned on marketable securities held in Trust Account of $326,964. Changes in operating assets and liabilities provided $606,601 of cash for operating activities.

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

Through September 30, 2023, our liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, the remaining net proceeds from the IPO and the sale of private units, and the Convertible Promissory Notes drawn from the Sponsor.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. We intend to continue to complete a Business Combination before the mandatory liquidation date. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

On November 10, 2021, the Company issued an interest-bearing convertible promissory note (the “November 2021 Note”) to the Sponsor in the amount of $900,000, which is payable by the Company upon the earlier of the consummation of the Business Combination or the liquidation of the Company on or before February 12, 2022 (unless such date is extended by the Company’s board of directors). The November 2021 Note may be repaid in cash or convertible into units consisting of one ordinary share, one right exchangeable into one-tenth of one ordinary share, and one warrant exercisable for one-half of one ordinary share at $11.50 per share equal to (x) the portion of the principal amount of and accrued interest under the note being converted divided by (y) $10.00 rounded up to the nearest whole number of units. As of September 30, 2023, $900,000 was outstanding on the November 2021 Note and the fair value of the note, including accrued interest of $58,981, was $928,028.

On February 13, 2022, the Company issued a non-interest-bearing convertible promissory note (the “February 2022 Note”) in the principal amount of up to $750,000 to the Sponsor and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial Business Combination and (ii) the date that the winding up of the Company is effective. Up to $600,000 of the unpaid principal amount of the February 2022 Note may be converted into units of the Company, each unit consisting of one ordinary share, one right exchangeable into one-tenth of one ordinary share, and one warrant exercisable for one-half of one ordinary share. As of September 30, 2023, $750,000 was outstanding on the February 2022 Note and the fair value of the note was $718,020.

On August 25, 2022, the Company issued a non-interest-bearing promissory note (the “August 2022 Note”) in the aggregate principal amount of up to $202,460 to the Sponsor. The principal amount of the August 2022 Note may be drawn down in three equal amounts and the balance of the August 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of September 30, 2023, $202,460 was outstanding under the August 2022 Note.

On October 6, 2022, the Company issued a non-interest-bearing promissory note (the “October 2022 Note”) in the principal amount of up to $500,000 to the Sponsor. The principal balance of the October 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of September 30, 2023, $500,000 was outstanding under the October 2022 Note.

On November 16, 2022, the Company issued a non-interest-bearing promissory note (the “November 2022 Note”) in the principal amount of up to $303,994 to our Sponsor, pursuant to which such funds would be deposited into the trust account for each Public Share that was not redeemed in connection with the extension of the Company’s termination date from August 12, 2022 to February 12, 2023. The principal amount of the November 2022 Note may be drawn down in three equal amounts and the balance of the November 2022 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of September 30, 2023, there was $303,994 was outstanding under the November 2022 Note.

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

On January 10, 2023, the Company issued a non-interest-bearing promissory note (the “January 2023 Note”) in the aggregate amount of up to $450,000 to the Sponsor. The principal amount of the January 2023 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of September 30, 2023, $276,006 was drawn on the note.

On February 14, 2023, the Company issued a non-interest-bearing promissory note (the “February 2023 Note”) in the aggregate amount of up to $256,313 to the Sponsor, pursuant to which the funds will be deposited into the trust account for each Public Share that was not redeemed in connection with the extension of the Company’s termination date from February 12, 2022 to August 12, 2023. The principal amount of the February 2023 Note is payable by the Company on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of September 30, 2023, $213,595 was drawn on the note.

On April 25, 2023, the Company issued a non-interest-bearing promissory note (the “April 2023 Note”) in the principal amount of up to $175,000 to the Sponsor. The April 2023 Note was issued in connection with advances the Sponsor may make in the future to the Company for working capital expenses. The April 2023 Note bears no interest and is due on the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of September 30, 2023, $175,000 was drawn on the note.

On June 26, 2023, the Company issued a promissory note (the “June 2023 Note”) in the principal amount of up to $250,000 to the Sponsor for working capital purposes. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. As of September 30, 2023 there was $145,000 outstanding on the note.

On August 15, 2023, the Company issued a non-interest bearing promissory note (the “August 2023 Note”) in the principal amount of up to $124,932 to the Sponsor pursuant to which the Extension Funds will be deposited into the Company’s Trust Account for each unredeemed Class A ordinary share of the Company that was not redeemed in connection with the extension of the Company’s termination date from August 12, 2023 to May 12, 2024. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective. As of September 30, 2023, $83,288 was drawn on the note.

On November 8, 2023, the Company issued a non-interest bearing promissory note (the “November 2023 Note”) in the aggregate principal amount of up to $122,431.05 to the Sponsor pursuant to which the Extension Funds will be deposited into the Company’s Trust Account for each unredeemed Class A ordinary share of the Company that was not redeemed in connection with the extension of the Company’s termination date from November 12, 2023 to May 12, 2024. The Note bears no interest and is due and payable upon the earlier of the consummation of the Business Combination or the date of the liquidation of the Company. As of November 15, $124,932 was drawn on the note.

On November 28, 2023, we issued a promissory note in the principal amount of up to $250,000 to our sponsor. This note was issued in connection with advances our sponsor may make in the future to us for working capital expenses. This note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company consummates its initial business combination and (ii) the date that the winding up of the Company is effective.

Off-Balance Sheet Financing Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2023, we did not have any long-term debt, capital or operating lease obligations.

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

On February 9, 2022, we held an extraordinary general meeting pursuant to which our shareholders approved extending the date by which we had to complete a Business Combination from February 12, 2022 to August 12, 2022. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 6,326,758 Ordinary Shares. As a result, an aggregate of $64,996,858 (or approximately ($10.27 per share) was released from the Trust Account to pay such shareholders. On August 12, 2022, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the date by which the Company has to complete a Business Combination from August 12, 2022 to February 12, 2023. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 646,617 Ordinary Shares. As a result, an aggregate of $6,660,150 (or approximately $10.30 per shares) was released from the Trust Account to pay such shareholders. On February 9, 2023, the Company held an extraordinary general meeting in lieu of an annual meeting pursuant to which the Company’s shareholders approved extending the date by which the Company had to complete a Business Combination from February 12, 2023 to August 12, 2023. In connection with the approval of the extension, shareholders elected to redeem an aggregate of 1,172,247 Class A ordinary shares. As a result, an aggregate of $12,554,008 (or approximately $10.71 per share) was released from the Trust Account to pay such shareholders. On August 10, 2023, the Company held an extraordinary general meeting of shareholders to which the Company’s shareholders approved extending the date by which the Company has to consummate an initial business combination from August 12, 2023 to November 12, 2023. In connection with the approval of the extension, shareholders holding 21,501 shares of the Company’s ordinary shares exercised their right to redeem such shares. As a result, an aggregate of $241,574 (or approximately $11.23 per shares) was released from the Trust Account to pay such shareholders. Accordingly, as of September 30, 2023 and December 31, 2022, 832,877 and 2,026,625 shares of Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our current Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended September 30, 2023, due to a material weakness in evaluating complex accounting issues as well as the Company’s controls over reconciliations during the financial statement close and disclosure review process.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. As of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on January 24, 2023, (iii) Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, as filed with the SEC on August 8, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to the AOI and the Business Combination, please see the AOI Registration Statement.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raises substantial doubt about our ability to continue as a going concern through approximately one year from the date the unaudited condensed financial statements included in this Report under “Item 1. Financial Statements” were issued.

We have received the First Nasdaq Notice and the Second Nasdaq Notice. If we cannot regain compliance, our securities will be subject to delisting and the liquidity and the trading price of our securities could be adversely affected.

On September 25, 2023, we received the September 2023 Nasdaq Notice from the staff (the “Staff”) of the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) notifying us that we are not in compliance with Nasdaq Listing Rule 5550(a)(3) (the “Minimum Public Holders Requirement”), which requires the Company to maintain at least 300 total public holders for continued listing on the Nasdaq Capital Market.

In accordance with Nasdaq rules, we had 45 calendar days, or until November 9, 2023, to submit a plan to regain compliance with the Minimum Public Holders Requirement. As of the filing date of this quarterly report on the Form 10-Q, we have not regained compliance with the Minimum Public Holders Requirement. We submitted a compliance plan on November 9, 2023.

On November 10, 2023, we received the November 2023 Nasdaq Notice from the Staff indicating that the Company failed to comply with Nasdaq IM-5101-2, which requires that a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement.

Additionally, as stated above, on September 25, 2023, Nasdaq notified the Company that it did not comply with the Minimum Public Holders Requirement. As of the filing date of this quarterly report on the Form 10-Q, we have not regained compliance with the Minimum Public Holders Requirement. Pursuant to the November 2023 Nasdaq Notice, this deficiency serves as an additional basis for delisting the Company’s securities from Nasdaq.

Pursuant to the November 2023 Nasdaq Notice, unless the Company timely requests a hearing before the Panel, the Company’s securities would be subject to suspension and delisting from The Nasdaq Capital Market at the opening of business on November 21, 2023, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on Nasdaq. We submitted a hearing request before the Nasdaq Hearings Panel (the “Panel”) on November 17, 2023, and a hearing has been scheduled for February 22, 2024.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage;

●	a decreased ability to issue additional securities or obtain additional financing in the future; and

●	being subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination.

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

At the Fifth Extension Meeting, our shareholders approved the Charter Amendment to extend the date by which the Company has to consummate an initial business combination from August 12, 2023 to November 12, 2023. In connection with the shareholder vote to approve the Charter Amendment, shareholders holding 21,501 shares of the Company’s ordinary shares exercised their right to redeem such shares, resulting in a reduction of $241,574 (or approximately $11.23 per shares) in the amount held in the Trust Account.

At the Sixth Extension Meeting, our shareholders approved the Charter Amendment to extend the date by which the Company has to consummate an initial business combination from November 12, 2023 to May 12, 2024. In connection with the shareholder vote to approve the Charter Amendment, shareholders holding 16,670 shares of the Company’s ordinary shares exercised their right to redeem such shares, resulting in a reduction of $191,551 (or approximately $11.49 per shares) in the amount held in the Trust Account.

The following table contains monthly information about the repurchases of our equity securities for the three months ended September 30, 2023:

(d)
Maximum
			(c) Total	number (or
			number of	approximate
			shares (or	dollar value)
			units)	of shares (or
			purchased as	units) that
	(a) Total		part of	may yet be
	number of	(b) Average	publicly	purchased
	shares (or	price paid	announced	under the
	units)	per share (or	plans or	plans or
Period	purchased	unit)	programs	programs
July 1 - July 31, 2023	-	-	-	-

August 1 - August 31, 2023	21,501	$11.23	-	-

September 1 - September 30, 2023	-	$-	-	-

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

EDOC ACQUISITION CORP.

Date: December 1, 2023	By:	/s/ Kevin Chen
	Name:	Kevin Chen
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 1, 2023	By:	/s/ Bob Ai
	Name:	Bob Ai
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)